Form 10-Q
period 2021-09-30
Bird Global, Inc.
filed 2021-11-15
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number:
001-41019

Bird Global, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3723155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

406 Broadway, Suite 369 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)
(866)
205-2442
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BRDS	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock	BRDS WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November 15, 2021, there were 239,815,262 shares of the registrant’s Class A Common Stock, par value $0.0001, outstanding and 34,534,930 shares of the registrant’s Class X Common Stock, par value $0.0001, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form
10-Q
are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q.
The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed as exhibits to this Quarterly Report on Form
10-Q
with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form
10-Q,
whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form
10-Q.
You should carefully consider these risks and uncertainties when investing in the securities of Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird”). The principal risks and uncertainties affecting our business include the following:

•
The COVID-19 pandemic
and the impact of the actions taken to mitigate the pandemic has adversely affected, and may continue to adversely affect, Bird’s business, financial condition, and results of operations.

•
Bird has a relatively short operating history and a new and evolving business model, which makes it difficult to evaluate its future prospects, forecast financial results, and assess the risks and challenges Bird may face.

•	Bird has incurred significant operating losses in the past and may not be able to achieve or maintain profitability in the future.

•	Action by governmental authorities to restrict access to Bird’s products and services in their localities could substantially harm Bird’s business and financial results.

•
If Bird fails to retain existing riders or add new riders, or if its riders decrease their level of engagement with Bird’s products and services, Bird’s business, financial condition, and results of operations may be significantly harmed.

•
Bird is expanding its Fleet Manager network. Any failure by Fleet Managers to maintain vehicle quality or service levels, or material changes to labor classifications or franchise regulations, could have a negative impact on Bird’s reputation and business.

•	Bird operates in a new and rapidly changing industry, which makes it difficult to evaluate its business and prospects.

•
Future operating results depend upon Bird’s ability to obtain vehicles that meet its quality specifications in sufficient quantities on commercially reasonable terms, which has been affected by global supply chain constraints.

•	The markets in which Bird operates are highly competitive, and competition represents an ongoing threat to the growth and success of Bird’s business.

•	Bird’s user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that Bird does not control.

•	Any expansion by Bird into international markets will expose it to additional tax, compliance, market, and other risks and there can be no assurance that any such expansion will be successful.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Bird Global, Inc.
Balance Sheets

	September 30, 2021	May 4, 2021
(Unaudited)
Assets

Total assets	$—	$—

Liabilities and Stockholders’ Deficit
Total liabilities	—	—
Commitments and contingencies
Stockholders’ Equity
Ordinary shares, $0.000001 par value; 100 shares issued and outstanding	0.01	0.01
Due from stockholder	(0.01)	(0.01)

Total stockholders’ equity	—	—
Total liabilities and stockholders’ equit y	$—	$—

Note 1: Background and Nature of Operations
Bird Global, Inc. (the “Company”) was incorporated in Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides, Inc. (“Bird”). The Company was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement”), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird, and the Company.
A
s described in more detail in Note 4, on November 4, 2021, the transactions contemplated by the Business Combination Agreement were consummated, and the Company became the surviving publicly traded corporation, owning all of the equity interests in Bird.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity as of September 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates
.
Organization Costs
Costs related to incorporation of the Company will be paid by Bird and recorded as an expense of Bird.
Note 3: Stockholder’s Equity
The Company’s authorized capital stock consists of 100
shares of
common stock
, par value
 $0.000001
per share (“Common Stock”). On May 4, 2021, the Company issued
 100
shares of Common Stock to Bird for aggregate consideration of
 $0.0001.
Note 4: Subsequent Events
On November 3, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the final prospectus and definitive proxy statement, dated October 7, 2021 (the “Proxy Statement/Prospectus”) and filed by the Company with the Securities and Exchange Commission, Switchback reincorporated to the State of Delaware by merging with and into the Company, with the Company surviving and becoming the sole owner of Merger Sub (such merger, the “Domestication Merger”). At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of the Company’s Common Stock was redeemed for par value; (b) each then-outstanding Class
 A ordinary share, par value $0.0001 per share, of Switchback (the “Class A Ordinary Shares”) was canceled and converted, on a one-for-one
basis, into a share of Class A common stock, par value $0.0001 per share, of the Company (the “Class A Common Stock”); (c) each then-outstanding Class B ordinary share, par value $0.0001 per share, of Switchback was canceled and converted, on
a

one-for-one
basis, into a share of Class B common stock, par value $0.0001 per share,

of the Company (the “Class B Common Stock”) (with such shares of Class B Common Stock thereafter converting, on a one-for-one
basis, into a share of Class A Common Stock in connection with the Acquisition Merger (as defined below)); (d) each then-outstanding warrant of Switchback (the “Switchback Warrants”) was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A Ordinary Share and one-fifth
of one Switchback Warrant, was canceled and converted into a unit of the Company (the “Units”), each consisting of one share of Class A Common Stock and one-fifth
of one Warrant.
On November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, Merger Sub merged with and into Bird (the “Acquisition Merger”), with Bird surviving the Acquisition Merger as a wholly owned subsidiary of the Company. Substantially concurrently with the consummation of the Acquisition Merger, certain investors purchased an aggregate of
16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share pursuant to subscription agreements.
On November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, immediately prior to the effective time of the Acquisition Merger, each then-outstanding share of preferred stock of Bird converted automatically into a number of shares of common stock, par value $0.000001 per share, of Bird (“Bird Common Stock”) at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of Bird (the “Conversion”).
A
t the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Bird Common Stock, including shares of Bird Common Stock resulting from the Conversion, but excluding shares of Bird’s outstanding restricted stock (“Bird Restricted Stock”), were canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X common stock, par value $0.0001 per share, of the Company and (B) with respect to any other persons who held Bird Common Stock, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus) (the “Exchange Ratio”) and (ii) the contingent right to receive certain earnout shares; (b) each then-outstanding and unexercised warrant of Bird was
 automatically assumed and converted into a Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus); (c) each then-outstanding and unexercised option of Bird was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; (d) each then-outstanding award of Bird Restricted Stock was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; and (e) each then-outstanding award of restricted stock units of Bird was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class B Common Stock was converted, on a one-for-one
basis, into a share of Class A Common Stock and each Unit separated into one share of Class A Common Stock and one-fifth
of one Warrant.

Bird Rides, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,667	$43,158
Restricted cash and cash equivalents	23,027	9,609
Accounts receivable, net	473	2,857
Inventory	17,735	5,256
Prepaid expenses and other current assets	18,755	8,254

Total current assets	98,657	69,134
Property and equipment, net	1,852	4,152
Vehicle deposits	70,380	13,290
Vehicles, net	91,517	81,105
Goodwill	124,059	131,255
Other assets	8,308	4,944

Total assets	$394,773	303,880

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,637	$12,212
Accrued expenses	23,468	20,004
Deferred revenue	45,332	42,900
Notes payable	11,274	29,280
Other current liabilities	6,909	5,078

Total current liabilities	96,620	109,474
Derivative liabilities	142,777	450
Other liabilities	7,264	9,722

Total liabilities	246,661	119,646
Commitments and contingencies
Redeemable Convertible Preferred Stock
Redeemable convertible senior preferred stock, $0.000001 par value, 37,500,000 shares authorized and 29,234,172 shares issued and outstanding as of September 30, 2021	132,407	—
Redeemable convertible prime preferred stock and exchanged common stock, $0.000001 par value, 154,060,656 shares authorized and 153,738,961 shares issued and outstanding as of September 30, 2021	1,044,282	—
Redeemable convertible preferred stock, $0.000001 par value, 173,212,667 shares authorized and 153,738,961 shares issued and outstanding as of December 31, 2020	—	1,044,282
Stockholders’ Deficit
Founders convertible preferred stock, $0.000001 par value, 7,493,443 shares authorized, 4,540,177 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.000001 par value, 287,921,028 and 275,000,000 shares authorized, 62,947,411 and 54,245,623 shares issued and outstanding, respectively as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	84,114	92,654
Accumulated other comprehensive income	9,770	13,005
Accumulated deficit	(1,122,461)	(965,707)

Total stockholders’ deficit	(1,028,577)	(860,048)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$394,773	$303,880

Bird Rides, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Sharing	64,027	33,579	$142,314	59,320
Product sales	1,379	6,606	8,806	11,363

Total Revenues	65,406	40,185	151,120	70,683
Cost of sharing, exclusive of depreciation	33,312	24,517	77,041	55,378
Cost of product sales	1,378	6,683	9,026	18,940
Depreciation on revenue earning vehicles	17,253	7,904	33,811	18,033

Gross margin	13,463	1,081	31,242	(21,668)
Other operating expenses:
General and administrative	30,837	35,381	92,792	120,175
Selling and marketing	3,392	4,283	10,880	13,633
Research and development	5,804	6,157	19,096	28,265
Tariff reimbursement	—	—	—	(24,637)

Total operating expenses	40,033	45,821	122,768	137,436

Loss from operations	(26,570)	(44,740)	(91,526)	(159,104)
Interest expense, net	(325)	(1,515)	(5,011)	(5,006)
Other (expense) income, net	(9,993)	2,520	(60,107)	163

Loss before income taxes	(36,888)	(43,735)	(156,644)	(163,947)
(Benefit from) provision for income taxes	(20)	60	110	147

Net loss	(36,868)	(43,795)	(156,754)	(164,094)

Adjustment to net loss attributable to common stockholders	(4,940)	—	(13,298)	—

Net loss attributable to common stockholders	(41,808)	(43,795)	(170,052)	(164,094)

Net loss per share attributable to common stockholders, basic and diluted	(0.72)	(0.98)	$(3.04)	(4.09)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	58,156,529	44,660,774	55,865,840	40,117,503

Bird Rides, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(36,868)	$(43,795)	(156,754)	$(164,094)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(1,645)	4,695	(3,235)	8,137

Other comprehensive (loss) income	(1,645)	4,695	(3,235)	8,137

Total comprehensive loss	$(38,513)	$(39,100)	(159,989)	$(155,957)

Bird Rides, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Senior Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Preferred Stock		Common Stock		Founders Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2020	—	$—	—	$—	135,023,946	$802,571	34,810,649	—	4,540,177	—	$85,547	$(670)	$(757,477)	$(672,600)

Net loss													(70,210)	(70,210)
Issuance of Common Stock to Board of Directors							4,777,162	—						—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							2,966,818	—			183			183
Vesting of Common Stock							2,219,052	—						—
Stock-based compensation											2,375			2,375
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs					4,006,516	51,711								—
Issuance of Series D and D-2 Redeemable Convertible Preferred Stock for acquisition of CIRC					14,708,499	190,000								—
Foreign currency translation adjustment												(418)		(418)

Balance at March 31, 2020	—	$—	—	$—	153,738,961	$1,044,282	44,773,681	$—	4,540,177	$—	$88,105	$(1,088)	$(827,687)	$(740,670)

Net loss													(50,089)	(50,089)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							530,923	—			84			84
Vesting of Common Stock							2,219,052	—						—
Stock-based compensation											1,171			1,171
Foreign currency translation adjustment												3,860		3,860

Balance at June 30, 2020	—	$—	—	$—	153,738,961	$1,044,282	47,523,656	$—	4,540,177	$—	$89,360	$2,772	$(877,776)	$(785,644)

Net loss													(43,795)	(43,795)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							475,611	—			429			429
Vesting of Common Stock							2,219,052	—						—

Stock-based compensation											1,208			1,208
Foreign currency translation adjustment												4,695		4,695

Balance at September 30, 2020	—	$—	—	$—	153,738,961	$1,044,282	50,218,319	$—	4,540,177	$—	$90,997	$7,467	$(921,571)	$(823,107)

Bird Rides, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Senior Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Preferred Stock		Common Stock		Founders Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2021	—	$—	—	$—	153,738,961	$1,044,282	54,245,623	$—	4,540,177	$—	$92,654	$13,005	$(965,707)	$(860,048)

Net loss													(76,200)	(76,200)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							1,810,750	—			435			435
Vesting of Common Stock							2,219,052	—						—
Stock-based compensation											1,485			1,485
Issuance of Common Stock through conversion of Redeemable Convertible Preferred Stock to Common Stock					(153,738,961)	(1,044,282)	153,738,961	—			1,044,282			1,044,282
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and conversion of Common Stock to Redeemable Convertible Prime Preferred Stock	22,549,051	78,540	149,392,794	1,030,367			(149,392,794)				(1,030,367)			(1,030,367)
Exchanged Common Stock			4,346,167	13,915			(4,346,167)				(13,915)			(13,915)
Paid-in kind dividends		2,030									(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)

Balance at March 31, 2021	22,549,051	$80,570	153,738,961	$1,044,282	—	$—	58,275,425	$—	4,540,177	$—	$92,544	$10,680	$(1,041,907)	$(938,683)

Net loss													(43,686)	(43,686)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							1,503,285	—			18			18
Vesting of Common Stock							2,219,052	—
Stock-based compensation											1,283			1,283
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and conversion of Common Stock to Redeemable Convertible Prime Preferred Stock	6,685,121	40,569	52,750	350			(52,750)				(350)			(350)
Exchanged Common Stock			(52,750)	(350)			52,750				350			350
Paid-in kind dividends		6,328									(6,328)			(6,328)
Foreign currency translation adjustment												735		735

Balance at June 30, 2021	29,234,172	$127,467	153,738,961	$1,044,282	—	$—	61,997,762	$—	4,540,177	$—	$87,517	$11,415	$(1,085,593)	$(986,661)

Net loss													(36,868)	(36,868)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises							839,972	—			9			9
Vesting of Common Stock							109,677	—
Stock-based compensation											1,528			1,528
Paid-in kind dividends		4,940									(4,940)			(4,940)
Foreign currency translation adjustment												(1,645)		(1,645)

Balance at September 30, 2021	29,234,172	$132,407	153,738,961	$1,044,282	—	$—	62,947,411	$—	4,540,177	$—	$84,114	$9,770	$(1,122,461)	$(1,028,577)

Bird Rides, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(156,754)	$(164,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	53,622	—
Depreciation and amortization	37,085	25,116
Non cash vehicle expenses	4,087	7,337
Share-based compensation	4,296	4,754
Loss on extinguishment of debt	2,304	—
Loss on disposal of property and equipment	156	93
Debt discount accretion	1,321	1,882
Bad debt expense	1,430	951
Other	77	(28)
Changes in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	886	(436)
Inventory	(8,613)	(432)
Prepaid expenses and other current assets	(9,395)	13,465
Other assets	(12)	(49)
Accounts payable	(2,331)	(6,564)
Deferred revenue	2,793	5,647
Accrued expenses and other current liabilities	5,153	4,966
Other liabilities	(2,458)	(991)

Net cash used in operating activities	(66,353)	(108,383)
Cash flows from investing activities
Purchases of property and equipment	(60)	(500)
Purchases of vehicles	(115,410)	(15,730)
Net cash acquired in acquisitions	—	68,664

Net cash (used in) provided by investing activities	(115,470)	52,434
Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	17,552	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	51,711
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	207,814	—
Proceeds from issuance of common stock	462	696
Payment for settlement of warrants	(600)	(2,002)
Payment for settlement of debt	(40,610)	(18,752)

Net cash provided by financing activities	184,618	31,653
Effect of exchange rate changes on cash	6,273	(814)

Net increase (decrease) in cash, cash equivalents, and restricted cash	9,068	(25,110)
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	53,767	119,340

End of period	$62,835	$94,230

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	38,667	86,754
Restricted cash	24,168	7,476

Total cash, cash equivalents, and restricted cash	$62,835	$94,230

Non-cash activities:
Fair Value of net assets acquired in noncash acquisition	$—	$190,000

Note 1 – Organization and Summary of Significant Accounting Policies
Company Overview
Bird Rides, Inc. (“Bird,” the “Company,” “our,” and “we”) was incorporated in Delaware in April 2017, and is headquartered in Santa Monica, California. Bird is a micromobility company engaged in delivering electric transportation solutions for short distances. The Company partners with cities to bring lightweight, electric vehicles to residents and visitors in an effort to replace car trips by providing an alternative sustainable transportation option.
Basis of Presentation and Principles of Consolidation
T
he accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report included in the final prospectus and definitive proxy statement, dated October 7, 2021 (the “Proxy Statement/Prospectus”) and filed by Bird Global, Inc., a Delaware corporation (“ Bird Global”) with the SEC. All intercompany balances and transactions are eliminated upon consolidation.
The consolidated balance sheet as of December 31, 2020 included herein was derived from the audited annual consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ deficit, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2020.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. On an ongoing basis, management evaluates estimates, which are subject to significant judgment, including those related to useful lives associated with vehicles, impairment of other long-lived assets, impairment of goodwill, and loss contingencies. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.

I
n June 2016, the FASB issued ASU
2016-13
—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. This guidance requires an entity to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU
2016-02
—Leases (Topic 842)
, which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance. The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. The Company is in the process of evaluating its impact.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.
Note 2 – Fair Value Measurements
Recurring Fair Value Measurements
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”). Fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.
The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

•	Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.

•
Level 2: Inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management’s judgment about assumptions market participants would use in pricing the asset or liability.

The Company’s Redeemable Convertible Senior Preferred Stock (“Senior Preferred Stock”) contains an embedded derivative which, consistent with FASB Accounting Standards Codification (“ASC”) Topic 815 Derivatives and Hedging (“ASC 815”), is bifurcated and accounted for separately from the Senior Preferred Stock. In addition, when the Company issued the Senior Preferred Stock, it granted certain holders warrants (“Senior Preferred Warrants”) to purchase additional shares of Senior Preferred Stock (See Note 8).
The bifurcated embedded derivative and warrant liabilities are initially recorded at issuance date fair value, and revalued at each fiscal quarter-end
with any changes to fair value reflected in other expense, net. Key assumptions used in the valuation model were based on the terms and conditions of the Senior Preferred Stock and Senior Preferred Warrants, including the dividend and conversion discount per the Company’s amended charter, the probability of and proximity to redemption or exercise scenarios ranging from 1 to 16 months, and a discount rate of 25% based on the Company’s stage of development and expected rate of return.

As of September 30, 2021, the Company had $142.8 million of level 3 financial instruments, comprised of $100.8 million of bifurcated embedded derivatives included in derivative liabilities and $41.9 million of warrant liabilities included in derivative liabilities in the condensed consolidated balance sheets.
As of December 31, 2020, the Company had $1.1 million of level 3 financial instruments, comprised of $0.6 million of current warrant liabilities included in prepaid expenses and other current assets and $0.5 million of non-current warrant liabilities included in derivative liabilities in the condensed consolidated balance sheets.
Expenses associated with the issuance and
mark-to-market
adjustments of level 3 financial instruments are reflected in other expense, net and totaled $6.4 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and $53.6 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 3 –Vehicles, net
The Company’s vehicles, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Deployed vehicles	$102,450	$69,944
Undeployed vehicles	17,480	24,676
Spare parts	9,608	15,000
Less: Accumulated depreciation	(38,021)	(28,515)

Total vehicles, net	$91,517	$81,105

Depreciation expense relating to vehicles was $17.3 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively, and $33.8 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 4 – Acquisitions
In January 2020, the Company acquired all of the issued and outstanding capital stock of LMTS Holding SCA (“CIRC”), a micromobility company based in Berlin with operations throughout Europe and the Middle East. The purpose of the acquisition is to further establish the Company’s presence in the Europe, Middle East, and Africa (“EMEA”) region. The results of CIRC’s operations, including revenues and expenses, are included in the statement of operations for the Company from the date of the transaction. The acquisition was accounted for as a business combination under ASC 805,
Business Combinations
. The Company acquired CIRC for $190.0 million of Series D and Series
D-2
Redeemable Convertible Preferred Stock. Assets acquired included $68.7 million of cash and $5.5 million of intangible assets.
Goodwill is attributable to the assembled workforce and the expected synergies from the acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date as follows (in thousands):

Fair Value
Assets acquired:
Current assets	$68,667
Vehicles	140
Intangible assets:
Customer relationships	1,621
Government relationships	3,838
Net liabilities assumed	(975)

Total assets acquired, net	$73,291

Total purchase price	$190,000

Goodwill	$116,709

The Company incurred certain expenses related directly and indirectly to the CIRC acquisition of $3.5 million, which were
recognized in the consolidated statement of operations for the nine months ended September 30, 2020.
Note 5 – Goodwill
The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2021 is as follows (in thousands):

	North America	Europe, Middle East, and Africa	Other
Balance as of December 31, 2020	$1,296	$129,959	—
Foreign currency translation adjustment	—	(7,196)	—

Balance as of September 30, 2021	$1,296	$122,763	$—

Note 6 – Income Taxes

T
he Company computes its quarterly
income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.05% (tax benefit) and 0.03% for the three months ended September 30, 2021 and 2020, respectively, and 0.07% and 0.03% for the nine months ended September 30, 2021 and 2020, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against our U.S. deferred tax assets and majority of foreign deferred tax assets. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.

Note 7 – Debt
Apollo Vehicle Financing Facility
In April 2021, the Company’s wholly owned consolidated special purpose vehicle (“SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, to allow the SPV to borrow up to
 $40.0

million (the “Vehicle Financing Facility”) with
 no right to
re-borrow
any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation of vehicles on lease by the SPV to the Company under an intercompany leasing arrangement (the “Scooter Lease”). Vehicles and cash in the SPV may be transferred out of the SPV in compliance with the terms, conditions, and covenants of the Apollo Credit Agreement. The Company drew down $8.4 million and $19.2 million during the three and nine months ended September 30, 2021
, respectively.
The outstanding principal balance under the Vehicle Financing Facility as of September 30, 2021 was $11.3 million.
The Vehicle
Financing Facility is secured by a first priority
 perfected security interest in vehicles, collections from revenue generated by vehicles, and a reserve account related to such vehicles contributed by the Company to the SPV (collectively, “Collateral”). As of September 30, 2021, the Company maintained $16.2 million in such reserve account, which is classified as restricted cash in the condensed consolidated balance sheets.
O
utstanding Vehicle Financing Facility balances bear interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 9.0% that is accrued and paid by the Company on a monthly basis. The maturity date of the Vehicle Financing Facility is
 April 27, 2024 (“Final Maturity Date”).
On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a pre-set monthly amortization schedule (such amount, the “Amortization Amount”). In addition, on the fourth business day of each of January, April, July, and October, the Company is required to repay an additional amount of principal outstanding under the Vehicle Financing Facility to the extent
 50%
of revenues generated from the underlying Collateral is greater than the sum of the Amortization Amount due for the preceding quarter (such payment, the “Amortization Catch-Up Amount”). All outstanding Vehicle Financing Facility balances will be due and payable as previously stated, unless the commitments are terminated earlier, or if an event of default occurs (or automatically in the case of certain bankruptcy-related events of default).
The Apollo Credit Agreement includes certain customary representations, warranties, affirmative and negative financial and non-financial covenants, events of default, and indemnification provisions.
The primary negative covenant is a limitation on liens against vehicles included in the underlying Collateral, which restricts the Company from selling, assigning, or disposing of any Collateral contributed in connection with the Apollo Credit Agreement. The primary affirmative covenant is a requirement to provide monthly reports within 30 days after the end of each fiscal month and audited annual financial statements at a specified time. The Scooter Lease includes two financial covenants: one requires the Company to maintain a minimum liquidity of $20 million at all times, and the other requires the Company to maintain a minimum tangible net worth of $30 million as of the last business day of each calendar month.
The Company is currently in compliance with all the terms and covenants of the Apollo Credit Agreement and the Scooter Lease. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $7.1 million and $7.9 million during the three and nine months ended September 30, 2021, respectively. The Company expects to repay the entire principal balance outstanding under the Vehicle Financing Facility as of September 30, 2021 pursuant to the Amortization Amount and the Amortization Catch-Up Amount prior to September 30, 2022 based on forecasts of expected revenue to be generated from underlying Collateral. As such, all outstanding Vehicle Financing Facility balances are presented in current notes payable in the condensed consolidated balance sheets. Issuance costs related to the Apollo Credit Agreement of
 $1.6 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement
.
As disclosed in Note 13, on October 12, 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, amended the amount of the commitments, the commitment period, the maturity date, the interest rate, and certain financial covenants.

DB Term Loans and Warrants
On June 13, 2019, the Company entered into a credit agreement with Deutsche Bank AG, as lender (the “Lender”), and Lucid Agency Services Limited, as administrative agent, to allow the Company to draw up to $45.0 million of initial term loans (the “Initial Term Loans”). In addition, pursuant to a July 9, 2019 amendment that added Sequoia IDF Asset Holdings S.A. as an incremental term loan lender, the Company could draw up to $5.0 million of incremental term loans (“Incremental Term Loans” and, collectively with the Initial Term Loans, the “Term Loans”). The Company drew down $45.0 million of Initial Term Loans and $5.0 million of Incremental Term Loans on June 13, 2019 and July 15, 2019, respectively, for a total of $50.0 million in Term Loans. The Term Loans bear interest at LIBOR plus a margin of 9.5% and are repaid by the Company on a monthly basis.
In conjunction with the Term Loans, the Company issued warrants to the Lender
 (“DB Warrants”) for 0.2 million shares of the Company’s Series
C-1
Redeemable Convertible Preferred Stock exercisable upon any change of control, any equity financing, the maturity or repayment in full of all amounts due to the lenders, or any Initial Public Offering. The DB Warrants are liability-classified instruments because they can be sold back to the Company for cash at a value of $20.70 per share.
The fair value of the DB Warrants at inception
 was $5.0 million and was classified in other liabilities. The $5.0 million was treated as a debt discount against the $50.0 million of Term Loans and accreted into interest expense on the consolidated statements of operations. The Lender notified the Company of its intention to sell the DB Warrants back to the Company, and the Company settled the DB Warrants for
$3.0 million in September 2019 and $2.0 million in April 2020.
The Company entered into amendments to the credit agreement, the most recent of which was dated October 19, 2020. The Company issued additional warrants (“2020 DB Warrants”) for shares of the Company’s Series D Redeemable Convertible Preferred Stock. The fair value of the 2020 DB Warrants at inception was
 $0.6 million and classified in other current liabilities. The Lender notified the Company of its intention to sell the 2020 DB Warrants back to the Company, and the Company settled the 2020 DB Warrants for $0.6 million in June 2021.
In April 2021,
the Company repaid the outstanding principal balance under the Term Loans of
 $31.2 million, including accrued and unpaid interest. The Company recognized a loss of $2.3 million upon extinguishment due to the write-off
of the debt discount.
Interest expense on the Vehicle Financing Facility and Terms Loans for the three and nine months ended September 30, 2021 was $0.3 million and $2.7 million, respectively, and recorded in interest expense, net in the condensed consolidated statements of operations
.
Note 8 – Preferred and Common Stock
Redeemable Convertible Senior Preferred Stock and Warrants
The Company entered into a purchase agreement with certain investors (“Senior Preferred Stock Investors”) to allow such investors to purchase Senior Preferred Stock at
 $10.00
per share beginning on January 26, 2021 and in continuing closings through April 20, 2021. In conjunction with the purchase, Senior Preferred Stock Investors who purchased more than their assigned pro rata portion of existing investment in the Company (“Pro Rata Portion”) were issued Senior Preferred Warrants exercisable for a number of shares of
Senior Preferred Stock purchased in excess of the Pro Rata Portion, scaling up from
0 to 100% on the delta between
pro-rata
and twice the
pro-rata
participation (with any participation above twice the pro rata amount also receiving 100% warrant coverage). The Pro Rata Portion for each existing investor was calculated by multiplying
 $110,000,000 by the lesser of (i) a fraction, (x) the numerator of which is the aggregate liquidation preference of a stockholder as of January 26, 2021 and (y) the denominator of which is the aggregate liquidation preference of all stockholders as of such date and (ii) a fraction, (x) the numerator of which is all of a stockholder’s shares of Prior Preferred Stock (as defined below) and Founders Preferred Stock (as defined below) as of the date hereof and (y) the denominator of which is all outstanding shares of Prior Preferred Stock and Founders Preferred Stock as of the date hereof.
The Senior Preferred Warrants are liability-classified instruments because they can be exercised for Senior Preferred Stock, which are classified in mezzanine equity. As of September 30, 2021, the Company has 29.2 million shares of Senior Preferred Stock outstanding, 3.2 million Senior Preferred Warrants outstanding, and has recognized gross proceeds of $208.2 million. The fair value of the Senior Preferred Warrants is $41.5 million as of September 30, 2021 and included in derivative liabilities in the condensed consolidated balance sheets. As disclosed in Note 2, the changes in fair value of the Senior Preferred Warrants are recorded in other expense, net.

The holders of the Senior Preferred Stock do not have voting rights and cannot elect any such holders to the Company’s Board of Directors. The holders of Senior Preferred Stock are entitled to receive cumulative paid-in kind dividends at the rate of
 8.0%
per annum, which accrues daily and is compounding annually on the original issuance price per share plus any compounded dividends plus any accrued, unpaid, and uncompounded dividends as of the applicable date of determination (“Accrued Amount”). The dividend rate increases by
1.0%
on each anniversary of the issuance date of the Senior Preferred Stock. The holders of Senior Preferred Stock are entitled to receive dividends prior and in preference to any payment of any dividend on Prime Preferred Stock (as defined below), Founders Preferred Stock, and Common Stock (as defined below). While no dividends have been declared by the Board of Directors from inception through September 30, 2021, the holders of the Senior Preferred Stock would be entitled to receive dividends as of September 30, 2021, if declared. These dividends are classified in mezzanine equity and recorded against additional paid-in
capital.
Each share of Senior Preferred Stock will automatically convert into shares of Common Stock upon the occurrence of (i) a Qualified Public Company Event (as defined below), (ii) immediately prior to the consummation of a Qualified SPAC Transaction (as defined below), (iii) upon the vote of a majority of the holders of the Senior Preferred Stock and approval from certain lead stockholders, or (iv) upon completion of a preferred equity financing transaction resulting in at least
 $30.0 million of aggregate proceeds to the Company. The number of shares of applicable stock into which a share of Senior Preferred Stock may be converted is determined by dividing the Accrued Amount by the price per share implied by such event or transaction, multiplied by a rate that will initially be equal to 75% and will decrease by 2.5% on each anniversary of the issuance date. As disclosed in Note 13, on November 4, 2021, each then-outstanding share of Senior Preferred Stock converted automatically into a number of shares of Common Stock at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of the Company.
The Company has determined that the automatic conversion feature described above results in a bifurcated embedded derivative as the Senior Preferred Stock is considered more akin to a debt host instrument due to the lack of voting, dividend feature described above, and redemption features described below. The automatic conversion feature itself is deemed to be a share-settled
redemption feature that meets the criteria for bifurcation under ASC 815 as a separate derivative as it settles at a significant discount based on the implied price of the Company’s stock based on a Qualified Public Company Event or a qualified financing. The fair value of the bifurcated automatic conversion derivative was $100.8 million as of September 30, 2021 and reflected in derivative liabilities in the condensed consolidated balance sheets. In subsequent periods, the bifurcated derivative liability is accounted for at fair value, with changes in fair value recognized in other expense, net.
The Senior Preferred Stock is not redeemable at the election of the holder. However, the rights and preferences of the Senior Preferred Stock provide for a deemed liquidation of the shares in the event of a change of control resulting from the sale or transfer of the Company’s securities, the merger of the Company, or upon the sale of more than a majority of the voting power of the Company, upon which a cash settlement is required to
be made to the Senior Preferred Stockholders. Since redemption is outside of the control of the Company, the Senior Preferred Stock is presented in mezzanine equity. The Senior Preferred Stock is initially recorded at its allocated value after discounting by allocating cash proceeds to warrants. The Senior Preferred Stock does not have a mandatory redemption date. Because it is not probable that the Senior Preferred Stock will become redeemable for cash, no subsequent measurement is required.
Under the terms of the restated certificate of incorporation, in the event of a liquidation, and prior to any distribution to holders of Common Stock, Founders Preferred Stock, and Prime Preferred Stock, holders of Senior Preferred Stock are entitled to receive an amount per share equal to the liquidation preference.
Redeemable Convertible Prime Preferred Stock
On January 26, 2021, all prior outstanding shares of Series Seed, A, B, C,
C-1,
D,
D-1,
and
D-2
Redeemable Convertible Preferred Stock (the “Prior Preferred Stock”) were converted into Common Stock (“Exchanged Common Stock”) via a restated certificate of incorporation, which also authorized 191.6 million shares of Preferred Stock of the Company and designated 37.5 million shares as Senior Preferred Stock.

T
o the extent the Senior Preferred Stock Investors purchased at least their Pro Rata Portion and also held Prior Preferred Stock, the Company entered into an exchange agreement that would allow such existing holders of Prior Preferred Stock to exchange the Exchanged Common Stock received in conversion of Prior Preferred Stock back into an equal number of Preferred Stock in a mirroring class with the same rights (including liquidation preference) as the Preferred Stock such investors held prior to conversion (such exchange preferred stock, “Prime Preferred Stock”). Existing holders of Prior Preferred Stock who failed to purchase at least their Pro Rata Portion of Senior Preferred Stock did not exchange their shares for Prime Preferred Stock, and such Prior Preferred Stock shares remained as Common Stock.
As of September 30, 2021, 4.3 million shares of Exchanged Common Stock were outstanding. The Exchanged Common Stock represents a separate class of common stock that is excluded from Common Stock outstanding and classified in mezzanine equity because it is contingently convertible into Prime Preferred Stock. The Exchanged Common Stock is excluded from the calculation of basic and diluted earnings per share because its effect would have been anti-dilutive for the periods presented.
The following table is a summary of each class of
Senior Preferred Stock and
Prime Preferred Stock as of September 30, 2021:

Series	Shares Authorized	Shares Issued and Outstanding
Senior preferred stock	37,500,000	29,234,172
Series Seed redeemable convertible prime preferred stock	9,787,845	9,665,497
Series A redeemable convertible prime preferred stock	19,738,093	18,864,346
Series B redeemable convertible prime preferred stock	31,466,331	30,380,749
Series C redeemable convertible prime preferred stock	30,108,491	29,151,632
Series C-1 redeemable convertible prime preferred stock	27,082,253	26,219,090
Series D redeemable convertible prime preferred stock	33,905,327	33,858,879
Series D-1 redeemable convertible prime preferred stock	741,196	74,231
Series D-2 redeemable convertible prime preferred stock	1,231,120	1,231,120

Total redeemable convertible sen ior and prime preferred stock	191,560,656	178,679,716

With the exception of the holders of Series
D-1
Prime Preferred Stock, which have no voting rights, each holder of Prime Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the shares held by such holder are convertible. Common Stock, into which all series of Prime Preferred Stock may be converted, are entitled to one vote for each share.
Holders of each of the Series Seed, A, B, and C Prime Preferred Stock may elect a holder of its related Series Prime Preferred Stock to the Company’s Board of Directors, as long as the shares of the related Series of Prime Preferred Stock remain outstanding. The Company must obtain approval from a majority of the holders of the then-outstanding shares of Prime Preferred Stock in order to liquidate, dissolve, or wind-up the Company, effect any merger, consolidation or other liquidation transaction, amend, alter, or repeal the charter or bylaws of the Company, create or authorize any additional class or series of stock or increase the authorized shares of Prime Preferred Stock unless the rights, preferences or privileges of such stock are junior to those of the existing Preferred Stock, reclassify, alter or amend any existing security if doing so would render such security senior to the Preferred Stock, purchase or redeem or pay a dividend or distribution on shares of capital stock, create or authorize the issuance of any debt security if aggregate indebtedness for borrowed money following such issuance exceeds
 $5.0 million, create or take action that results in holding any subsidiary other than a wholly owned subsidiary, or increase or decrease the authorized size of the Board of Directors.

The holders of Prime Preferred Stock are entitled to receive dividends based on their original issuance price, subject to standard anti-dilutive adjustments. Such dividends are payable when and if declared by the Board of Directors and are noncumulative. The holders of Prime Preferred Stock are entitled to receive dividends prior and in preference to any payment of any dividend on Founders Preferred Stock and Common Stock.
No dividends have been declared by the Board of Directors from inception through September 30, 2021.
Each share of Prime Preferred Stock is convertible at the option of the holder according to a conversion ratio, which is subject to certain anti-dilutive adjustments. The number of shares of Common Stock into which a share of Prime Preferred Stock may be converted is determined by dividing the original issuance price by the then-applicable conversion price, which is determined based on adjustments to the initial conversion price. The Prime Preferred Stock automatically converts into Common Stock at the then-applicable conversion price in the event of a (i) Qualified Public Company Event, (ii) Qualified SPAC Transaction, or (iii) date specified by vote or written consent of the holders of a majority of the then-outstanding shares of Prime Preferred Stock, voting as a single class. As of September 30, 2021, each share of Series Seed,
A, B, C,
C-1,
D,
D-1,
and
D-2
Prime Preferred Stock was convertible into one share of Common Stock. As disclosed in Note 13, on November 4, 2021, each then-outstanding share of Prime Preferred Stock converted automatically into a number of shares of Common Stock at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of the Company.
The Prime Preferred Stock is not redeemable at the election of the holder. However, the rights and preferences of the Prime Preferred Stock provide for a deemed liquidation of the shares in the event of a change of control resulting from the sale or transfer of the Company’s securities, the merger of the Company, or upon the sale of more than a majority of the voting power of the Company, upon which a cash settlement is required to be made to the Prime Preferred Stockholders. Since redemption is outside of the control of the Company, the Prime Preferred Stock is presented in mezzanine equity. The Prime Preferred Stock is initially recorded at its allocated value. The Prime Preferred Stock does not have a mandatory redemption date. Because it is not probable that the Prime Preferred Stock will become redeemable for cash, no subsequent measurement is required.
Under the terms of the restated certificate of incorporation, in the event of a liquidation, and prior to any distribution to holders of Common Stock or Founders Preferred Stock, but after any distribution to holders of Senior Preferred Stock, holders of Series Seed, A, B, C,
C-1,
D,
D-1,
and
D-2
Prime Preferred Stock are entitled to receive an amount per share equal to the liquidation preference
.
Founders Convertible Preferred Stock
As of September 30, 2021 and 2020, the Company has authority to issue 7.5 million shares of Founders Convertible Preferred Stock, a par value
$0.000001
per share (“Founders Preferred Stock”). As of September 30, 2021 and 2020, there were
 4.5 million shares of Founders Preferred Stock issued and outstanding.
Each holder of Founders Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the shares held by such holder are convertible.
Common Stock, into which all series of Preferred Stock may be converted, are entitled to one vote for each share.
Holders of Founders Preferred Stock are entitled to dividends when and if declared by the Board of Directors, subject to the rights of the holders of all classes of Preferred Stock outstanding having priority rights, and subject to the rights of the holders of all classes of Common Stock outstanding having equal rights, to dividends. Such dividends are payable when and if declared by the Board of Directors and are noncumulative.
Each share of Founders Preferred Stock is convertible at the option of the holder into shares of Common Stock according to a conversion ratio, which is subject to certain anti-dilutive adjustments. The number of shares of Common Stock into which a share of Founders Preferred Stock may be converted is determined by dividing $1 by the then-applicable conversion price, which is initially $1. The Founders Preferred Stock automatically converts into Common Stock at the then-applicable conversion price in the event of (i) an underwritten public offering of shares of Common

Stock with aggregate proceeds of no less than $30.0
million, net of underwriting discounts and commissions, or the initial listing of the Company’s Common Stock on a national securities exchange by means of an effective registration statement on Form
S-1
filed by the Company with the SEC that results in shares of the Company’s Common Stock (1) being registered under Section 12(b) of the Securities Act and (2) listed for trading on the New York Stock Exchange, Nasdaq Global Select Market, or Nasdaq Global Market (any such event, a “Qualified Public Company Event”), (ii) the occurrence of a Special Purpose Acquisition Company (“SPAC”) transaction in which the cash and cash equivalents of the SPAC prior to such transaction is at least
$200.0 million, the common equity of the SPAC and successor corporation is listed on the New York Stock Exchange, Nasdaq Global Select Market, or Nasdaq Global Market prior to and after the SPAC transaction, and all of the Company’s Founders Preferred Stock and Prime Preferred Stock is exchanged for, converted into, or eligible to receive common equity of the successor corporation or cash in connection with such transaction (a “Qualified SPAC Transaction”), or (iii) upon the vote of a majority of the holders of the Founders Preferred Stock. As of September 30, 2021, each share of Founders Preferred Stock was convertible into one share of Common Stock. As disclosed in Note 13, on November 4, 2021, each then-outstanding share of Founders Preferred Stock converted automatically into a number of shares of Common Stock at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of the Company.
In addition, if a share of Founders Preferred Stock is purchased by an investor in connection with the Company signing a purchase agreement to sell and issue subsequent Preferred Stock of the Company for equity financing purposes in exchange for cash, conversion or cancellation of indebtedness, or a combination of cash, conversion, or cancellation of debt (“Equity Financing”), then the Founders Preferred Stock will also convert at the conversion ratio into shares of the series of Preferred Stock that the
Company sold to investors in relation to the Equity Financing. The total number of shares of
Preferred Stock into which the Founders Preferred Stock may be converted is determined by dividing one
by the number of shares of Common Stock into which a share of Preferred Stock issued in relation to the Equity Financing is convertible. There were no conversions during the periods presented.
The Company concluded that the Founders Preferred Stock, including the embedded contingent conversion feature, is within the scope of ASC 718.
The Founders Preferred Stock is not redeemable at the election of the holder. The Founders Preferred Stock does not have a mandatory redemption date.
Under the terms of the restated certificate of incorporation, in the event of a liquidation, and after any distribution to holders of the Senior Preferred Stock and each of the Series Seed, A, B, C,
C-1,
D,
D-1,
D-2,
and
D-3
Prime Preferred Stock or Prior Preferred Stock, any remaining assets available for distribution will be distributed to holders of the Common Stock and Founders Preferred Stock in a
pro-rata method.
Common Stock
As of September 30, 2021 and 2020, the Company has authority to issue
 287.9 million and 275.0
million shares of Common Stock, a par value
 $0.000001
per share (“Common Stock”), respectively. Holders of Common Stock are entitled to dividends when and if declared by the Board of Directors, subject to the rights of the holders of all classes of Preferred Stock outstanding having priority rights, and subject to the rights of the holders of all classes of Founders Preferred Stock outstanding having equal rights, to dividends.

No dividends have been declared by the Board of Directors from inception through September 30, 2021. As of September 30, 2021 and 2020, there were 62.9 million and 50.2 million shares of Common Stock issued and outstanding, respectively.
Restricted stock awards (“RSAs”) that have not vested are excluded from the shares of Common Stock issued and outstanding.
Note 9 – Stock-based Compensation
The Company maintains the 2017 Equity Incentive Plan (the “Plan”), approved on May 10, 2017 and subsequently amended (most recently on November 4, 2021), which provides for the issuance of
 47.1 million shares of incentive and nonqualified stock options to employees of the Company as of September 30, 2021. The Company’s stock options are considered equity-classified awards.

Awards granted under the Plan are service-based awards, vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year
cliff vest, followed by monthly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly basis over the four-year vest term. The Plan allows for the early exercise of stock options if approved by the Board of Directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. As a result, cash received in exchange for unvested shares exercised is recorded within current liabilities on the consolidated balance sheets and are reclassified to Common Stock and additional paid–in capital as the shares vest.
Shares issued in an early exercise of an option are not considered outstanding because the grantee is not entitled to the rewards of share ownership. Those shares are not shown as outstanding on the consolidated balance sheets and are excluded from basic net loss per share until the shares are no longer subject to a repurchase feature
.
The Company granted 0 and 2.6 million stock options during the three months ended September 30, 2021 and 2020, respectively, and 0.3 million and 12.4 million stock options during the nine months ended September 30, 2021 and 2020, respectively.
The Company granted 1.0 million and 5.8 million restricted stock units (“RSUs”) during the three and nine months ended September 30, 2021. The RSUs are subject to two vesting requirements: (i) a service-based or milestone-based requirement and (ii) a liquidation event requirement. The RSUs will vest when both requirements are satisfied.
The Company issued 4.8
million RSAs to members of the Board of Directors during the nine months ended
September 30, 2020, none of which were subject to vesting requirements. No such RSAs were issued to members of the Board of Directors during the three or nine months ended September 30, 2021, respectively, or during the three months ended September 30, 2020. The other RSAs outstanding were subject to vesting, generally monthly over four years.
The following table summarizes stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales and marketing	$94	$211	$375	$663
Research and development	175	193	569	663
General and administrative	1,259	804	3,352	3,428

Total	$1,528	$1,208	$4,296	$4,754

Note 10 – Net Loss Per Share Attributable to Common Stockholders
B
asic loss per share is computed by dividing net loss attributable to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period without consideration for Common Stock equivalents.
Diluted net loss per share attributable to Common Stockholders is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period and potentially dilutive Common Stock equivalents, including stock options,
RSU
s, warrants to purchase Senior Preferred Stock, Prime Preferred Stock, and Prior Preferred Stock, shares of Senior Preferred Stock, Prime Preferred Stock, and Prior Preferred Stock, and Founders Preferred Stock, except in cases where the effect of the Common Stock equivalent would be antidilutive. Potential
Common Stock
equivalents consist of Common Stock issuable upon exercise of stock options and vesting of RSUs using the treasury stock method. Since the Company was in a loss position during the nine months ended September 30, 2021 and 2020, respectively, basic and diluted earnings per share are the same as the effect of the conversion of
Redeemable Convertible
Preferred Stock and assumed exercise of warrants, stock options, and vesting of RSUs, which is anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share attributable to Common Stockholders (in thousands, except per share amounts):

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(41,808)	$(43,795)	$(170,052)	$(164,094)
Denominator:
Basic and diluted weighted-average shares outstanding	58,157	44,661	55,866	40,118
Loss per share:

Basic and diluted loss per share	$(0.72)	$(0.98)	$(3.04)	$(4.09)
The following outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	153,739
Redeemable convertible senior preferred stock	29,234	—
Redeemable convertible prime preferred stock	149,446	—
Exchanged common stock	4,293	—
Founders convertible preferred stock	4,540	4,540
Unvested common stock shares	589	9,121
Stock options	14,755	18,198
Restricted stock units	5,825	—
Warrants to purchase redeemable convertible preferred stock		68
Warrants to purchase redeemable convertible prime preferred stock	68	—
Warrants to purchase redeemable convertible senior preferred stock	3,208	—

Total	211,958	185,666

Note 11 – Commitments and Contingencies
Operating Leases
A
s of September 30, 2021, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world. The terms of the lease agreements provide for fixed rental payments on a gradually increasing basis over the term of the lease. For its primary operating leases, the Company can, after the initial lease term, renew its leases under right of first offer terms at fair value at the time of renewal. The Company’s primary operating leases also include termination options. The Company is not reasonably certain to exercise its renewal or termination options.

T
he Company did not enter into any material new leases during the nine months ending September 30, 2021. Refer to the audited annual financial statements for more information on operating leases.
Purchase Commitments
The Company has commitments related to vehicles. These amounts are determined based on the non-cancelable
quantities or termination amounts to which the Company is contractually obligated. As of September 30, 2021, the Company has future minimum payments for purchase commitments related to vehicles of $23.5 million due through March 2022.
Litigation and Indemnifications
T
he Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably probable and the loss or range of loss can be estimated, the Company discloses the possible loss in its consolidated financial statements.
The Company reviews the developments in contingencies that could affect the amount of the provisions that have been previously recorded. The Company adjusts provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss.
The Company is not a party to any outstanding material litigation and management is not currently aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations, other than certain consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. However, the outcome of litigation, indirect tax examinations and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition, including in a reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
Note 1
2
 – Segment Information
The Company determines its operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment. The Company does not aggregate its operating segments into reportable segments. Accordingly, the Company has identified three reportable segments, which are organized based on the geographic areas in which it conducts business, as follows:

Segment	Description
North America (NA)	Includes Canada and the United States
Europe, Middle East and Africa (EMEA)	Includes all countries within the Europeon Union, the United Kingdom and countries within the Middle East
Other	Includes South America, China, Mexico, Australia, New Zealand
The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenue less the following expenses: cost of revenue exclusive of depreciation and depreciation on revenue earning vehicles.

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended September 30,
	2021				2020
	NA	EMEA	Other	Total Segments	NA	EMEA	Other	Total Segments
Revenues:
Sharing	$46,083	17,944	—	64,027	$23,298	10,281	—	33,579
Product sales	812	567	—	1,379	6,488	117	1	6,606

Total Revenues	46,895	18,511	—	65,406	29,786	10,398	1	40,185
Cost of sharing, exclusive of depreciation	23,742	9,570	—	33,312	15,232	9,274	11	24,517
Cost of product sales	897	481	—	1,378	5,964	719	—	6,683
Depreciation on revenue earning vehicles	6,871	10,382	—	17,253	2,595	5,309	—	7,904

Gross margin	$15,385	(1,922)	—	13,463	$5,995	(4,904)	(10)	1,081
Reconciling items:
Total expenses				$50,351				$44,816

Loss before income taxes				$(36,888)				$(43,735)

	Nine Months Ended September 30,
	2021				2020
	NA	EMEA	Other	Total Segments	NA	EMEA	Other	Total Segments
Revenues:
Sharing	$108,764	33,550	—	142,314	$41,052	18,230	38	59,320
Product sales	7,274	1,532	—	8,806	9,122	2,069	172	11,363

Total Revenues	116,038	35,082	—	151,120	50,174	20,299	210	70,683
Cost of sharing, exclusive of depreciation	60,414	16,627	—	77,041	32,682	21,888	808	55,378
Cost of product sales	7,681	1,345	—	9,026	10,951	7,816	173	18,940
Depreciation on revenue earning vehicles	14,285	19,526	—	33,811	8,720	8,902	411	18,033

Gross margin	$33,658	(2,416)	—	31,242	$(2,179)	(18,307)	(1,182)	(21,668)
Reconciling items:
Total expenses				$187,886				$142,279

Loss before income taxes				$(156,644)				$(163,947)
During the nine months ended September 30, 2021, the Other segment did not generate revenues or incur cost of revenues as the Company is currently operating exclusively in the North America and EMEA geographic areas.
N
ote 13 – Subsequent Events
T
he Company evaluated its financial statements for subsequent events through November 15, 2021, the date the financial statements were issued. The Company is aware of the following subsequent events as discussed below:
Bird Global previously entered into
the
Business Combination Agreement, dated as of May 11, 2021

(as amended, the “Business Combination Agreement”),
by and among Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), Maverick Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Switchback (“Merger Sub”), the Company, and Bird Global.
O
n November 3, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, Switchback reincorporated to the State of Delaware by merging with and into the Bird Global, with Bird Global surviving and becoming the sole owner of Merger Sub (such merger, the “Domestication Merger”). At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-

outstanding share of the Bird Global’s common stock, par value $0.000001 per share, was redeemed for par value; (b) each then-outstanding Class A ordinary share, par value $0.0001 per share, of Switchback (the “Class A Ordinary Shares”) was canceled and converted, on a one-for-one
basis, into a share of Class A common stock, par value $0.0001 per share, of Bird Global (the “Class A Common Stock”); (c) each then-outstanding Class B ordinary share, par value $0.0001 per share, of Switchback was canceled and converted, on
a
one-for-one
basis, into a share of Class B common stock, par value $0.0001 per share, of Bird Global (the “Class B Common Stock”) (with such shares of Class B Common Stock thereafter converting, on a one-for-one
basis, into a share of Class A Common Stock in connection with the Acquisition Merger (as defined below)); (d) each then-outstanding warrant of Switchback (the “Switchback Warrants”) was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Bird Global Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A Ordinary Share
and
one-fifth
of one Switchback
Warrant, was canceled and converted into a unit of Bird Global (the “
Bird Global
Units”), each consisting of one share of Class A Common Stock and one-fifth
of one Bird Global Warrant.
O
n November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, Merger Sub merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a wholly owned subsidiary of Bird Global. Substantially concurrently with the consummation of the Acquisition Merger, certain investors purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share pursuant to subscription agreements.
On November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, immediately prior to the effective time of the Acquisition Merger, each then-outstanding share of Preferred Stock of the Company converted automatically into a number of shares of Common Stock of the Company at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of the Company (the “Conversion”).
At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Common Stock, including shares of Common Stock resulting from the Conversion, but excluding shares of the Company’s outstanding restricted stock (“Restricted Stock”), were canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X common stock, par value $0.0001 per share, of Bird Global and (B) with respect to any other persons who held Common Stock, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus) (the “Exchange Ratio”) and (ii) the contingent right to receive certain earnout shares; (b) each then-outstanding and unexercised warrant of the Company was
automatically assumed and converted into a Bird Global Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus); (c) each then-outstanding and unexercised option of the Company was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; (d) each then-outstanding award of Restricted Stock was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; and (e) each then-outstanding award of
RSU
s of the Company was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class B Common Stock was converted, on a one-for-one
basis, into a share of Class A Common Stock and each
Bird Global
Unit separated into one share of Class A Common Stock and
one-fifth
of one Bird Global Warrant.

On October 12, 2021, the Company’s wholly owned SPV entered into Amendment No. 2 to Apollo Credit Agreement. The Amendment, among other things, (a) increases the amount of the commitments provided by the lenders under the Apollo Credit Agreement from
$40.0 million to $150.0 million, (b) extends the commitment period from October 27, 2021 to November 30, 2022, and (c)
extends the maturity date of the Vehicle Financing Facility
from April 27, 2024 to October 12, 2024. Subject to certain conditions being met, the Amendment also reduces the applicable interest rate on borrowings from LIBOR plus 9.00% to LIBOR plus 7.50% and amends the loan-to-
cost
financial covenant.

On
November 5, 2021, the Company made an incremental draw under the amended Vehicle Financing Facility for net proceeds of $19.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on
Form 10-Q,
as well as our audited annual consolidated financial statements and related notes as disclosed in the final prospectus and definitive proxy statement, dated October 7, 2021 (the “Proxy Statement / Prospectus”) and filed by Bird Global with the Securities and Exchange Commission (“SEC”). This discussion reflects the historical results of operations and financial position of Bird and its subsidiaries prior to the Business Combination (defined below), and except as indicated below, does not give effect to the completion of the Business Combination. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on
Form 10-Q.
Overview
Bird’s mission is to provide environmentally friendly transportation for everyone. We believe in leading the transition to clean, equitable transportation through innovation and technology. In partnership with cities, Bird’s proprietary technology and operations are revolutionizing the existing transportation paradigm by making lightweight, electric vehicles readily available to rent or own around the world.
Since our first shared ride in 2017, we have facilitated over 100 million trips on Bird vehicles through our Sharing business. Today, Bird offers riders an on-demand,
affordable, and cleaner alternative for their short-range mobility needs in over 350 cities worldwide, and we are only getting started. The shared micromobility industry has enormous growth potential, representing approximately $800 billion in potential market opportunity on an annual basis. We believe that Bird is uniquely positioned to capture share in this market due to (i) our founder-led,
visionary management team, (ii) our advanced technology and data platform, (iii) aligned incentives in the mutually beneficial model in which we utilize third-party logistics providers to store, operate, maintain and repair our vehicles, and (iv) our strong year-round unit economics.
COVID-19
has accelerated the adoption of environmentally conscious, socially distanced transportation alternatives such as Bird. As the world enters a new, post-pandemic “normal,” we are continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues long after the pandemic subsides.
Business Model
We categorize our offerings into Sharing and Product Sales. Centered on our proprietary technology and vehicle designs, our offerings are aimed at revolutionizing urban mobility.
Sharing
We generate substantially all of our revenue from our Sharing business. The service provides riders with seamless, on-demand
access to Bird vehicles, enabling them to locate, unlock, and pay for rides through our mobile application. Bird generates revenue on each trip taken on one of our shared vehicles. For a single ride, riders pay a fixed unlock fee to access the vehicle in addition to a market-level, per-minute
price for each minute the vehicle is in use.

Local
in-market
operations for our Sharing business are either managed
in-house
(“In-House”)
or with the support of a network of local logistics providers (“Fleet Managers”). Prior to the second quarter of 2020, substantially all of our in-market
operations were conducted via the
In-House
operating model. After temporarily pausing operations at the onset of
COVID-19,
we rapidly shifted to the Fleet Manager operating model as a way to quickly relaunch and provide safe and socially distanced transportation options for our global city partners.
Fleet Managers typically manage logistics for fleets of 100 or more Bird-owned vehicles in their local markets, driving meaningful scale on a hyper-local level. With the support of our central operations team and advanced technology platform, Fleet Managers manage the day-to-day
logistics responsibilities required for proper fleet management, including deploying, repairing, rebalancing, and sanitizing Bird vehicles. Through a revenue share model, Fleet Managers make money on each ride taken on the vehicles in their care, creating built-in
economic incentives to ensure these vehicles are properly maintained, frequently cleaned, and strategically placed to align with local demand. There are no upfront costs associated with becoming a Fleet Manager, and they typically utilize existing tools and resources to manage their fleet. As such, the Fleet Manager program provides economic advancement opportunities to local businesses, many of which were impacted by the
COVID-19
pandemic.
Product Sales
Our Product Sales business consists primarily of vehicle sales to retail customers. In order to scale our mission and provide greater access to micromobility solutions, we sell several Bird-designed vehicle models through select retail channels. In addition to increasing brand awareness, sales of our products bolster our top-line
revenue while leveraging existing investment in vehicle research and development. These products are typically purchased, stored, sold, and delivered to retail partners by a network of contracted distributors.
The Business Combination
Bird Global previously entered into the Business Combination Agreement, dated as of May 11, 2021 (as amended, the “Business Combination Agreement”), by and among Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), Maverick Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Switchback (“Merger Sub”), the Company, and Bird Global.
On November 3, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, Switchback reincorporated to the State of Delaware by merging with and into the Bird Global, with Bird Global surviving and becoming the sole owner of Merger Sub (such merger, the “Domestication Merger”). At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of the Bird Global’s common stock, par value $0.000001 per share, was redeemed for par value; (b) each then-outstanding Class A ordinary share, par value $0.0001 per share, of Switchback (the “Class A Ordinary Shares”) was canceled and converted, on a one-for-one
basis, into a share of Class A common stock, par value $0.0001 per share, of Bird Global (the “Class A Common Stock”); (c) each then-outstanding Class B ordinary share, par value $0.0001 per share, of Switchback was canceled and converted, on a one-for-one
basis, into a share of Class B common stock, par value $0.0001 per share, of Bird Global (the “Class B Common Stock”) (with such shares of Class B Common Stock thereafter converting, on a one-for-one
basis, into a share of Class A Common Stock in connection with the Acquisition Merger (defined below)); (d) each then-outstanding warrant of Switchback (the “Switchback Warrants”) was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A Ordinary Share and one-fifth
of one Switchback Warrant, was canceled and converted into a unit of Bird Global (the “Units”), each consisting of one share of Class A Common Stock and one-fifth
of one Warrant.

On November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, Merger Sub merged with and into the Company (the “Acquisition Merger” and, together with the Domestication Merger and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with the Company surviving the Acquisition Merger as a wholly owned subsidiary of Bird Global. Substantially concurrently with the consummation of the Acquisition Merger, certain investors purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share pursuant to subscription agreements.
On November 4, 2021, as contemplated by the Business Combination Agreement and described in the section titled “The Business Combination” beginning on page 103 of the Proxy Statement/Prospectus, immediately prior to the effective time of the Acquisition Merger, each then-outstanding share of preferred stock of the Company converted automatically into a number of shares of common stock, par value $0.000001 per share, of the Company (“Bird Common Stock”) at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of the Company (the “Conversion”).
At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Bird Common Stock, including shares of Bird Common Stock resulting from the Conversion, but excluding shares of the Company’s outstanding restricted stock (“Bird Restricted Stock”), were canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X common stock, par value $0.0001 per share, of Bird Global (the “Class X Common Stock”) and (B) with respect to any other persons who held Bird Common Stock, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus) (the “Exchange Ratio”) and (ii) the contingent right to receive certain earnout shares; (b) each then-outstanding and unexercised warrant of the Company (the “Bird Warrants”) was automatically assumed and converted into a Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement and as further described in the Proxy Statement/Prospectus); (c) each then-outstanding and unexercised option of the Company was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; (d) each then-outstanding award of Bird Restricted Stock was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares; and (e) each then-outstanding award of restricted stock units of the Company was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain earnout shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class B Common Stock was converted, on a one-for-one
basis, into a share of Class A Common Stock and each Unit separated into one share of Class A Common Stock and one-fifth
of one Warrant.
Apollo Credit Agreement
On April 27, 2021, the Company’s wholly owned consolidated special purpose vehicle (“SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40 million (the “Vehicle Financing Facility”). The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation of vehicles on lease by the SPV to the Company under an intercompany leasing arrangement (the “Scooter Lease”). We intend to use the Vehicle Financing Facility to finance the majority of our future vehicle capital expenditures.
On October 12, 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40 million to $150 million, with any extension of credit above $40 million subject to the consummation of the Business Combination, which was consummated on November 4, 2021.

Key Factors Affecting Our Performance
Our financial position and results of operations depend to a significant extent on the following factors:
Ability to continue to expand our rider base
We grow our business by attracting new riders to our offerings and increasing their usage of these offerings over time. We believe our global brand, offerings, and superior vehicle design heighten brand awareness and generate significant demand. To grow our business, we frequently expand into new markets, including smaller, long-tail markets, which we believe Bird is uniquely positioned to serve. In new and existing markets, we offer incentives for first-time riders to try our vehicles and a referral program to drive ridership growth. Once riders begin using Bird, we provide a quality experience to retain riders and encourage repeat usage. If we fail to continue to attract riders to our platform and grow our rider base or expand riders’ usage of our platform over time, our results of operations would be harmed.
Regulatory environment for shared micromobility
The shared micromobility industry is relatively nascent and rapidly evolving. As such, we are subject to changes in local laws and regulations that can permit or limit our ability to provide shared micromobility in certain markets, which may then in turn impact our financial performance. Each market has unique regulatory dynamics that directly or indirectly impact our ability to operate profitably and effectively, including, but not limited to, permit fees (both fixed and variable), vehicle caps, permit duration limits, employment requirements, and vehicle deployment mandates. The
COVID-19
pandemic galvanized cities across the globe to enact favorable regulatory changes, resulting in the opening of new cities to shared micromobility and expansion of bike lane infrastructure. However, regulatory standards for shared micromobility are constantly evolving, both to the benefit and detriment of our business, and can vary significantly by jurisdiction.
We actively partner with cities to ensure our vehicles, offerings, and services are in compliance with local regulations. We develop programs alongside cities to maximize the positive impact of micromobility and provide customized tools and technology to assist in identifying and addressing transportation-related issues. Certain markets, such as smaller, long-tail markets, typically offer more favorable regulatory environments for our Sharing businesses. These long-tail markets are a key component of our growth strategy.
Vehicle performance
Our portfolio of Bird-designed vehicles benefits from our vehicle team’s unique experience as the innovators of the shared electric scooter industry. New vehicle models deliver significant improvements across key vectors, including durability, ease of maintenance and repair, and battery life. Our ability to generate revenue from our Deployed Vehicles (defined below) is dependent on sustaining strong vehicle performance and limiting vehicle depreciation, which is directly related to a vehicle’s useful life. We anticipate future investments in research and development — including investments in new and existing form factors — to increase adoption of our services and yield further cost improvements.
Fleet expansion and vehicle supply
Our business is dependent on ensuring sufficient supply of our vehicles to satisfy demand from new markets, to meet increased demand in existing markets, or to replace churned vehicles. We are also reliant upon availability of spare parts to repair our vehicles. We rely on a limited number of international suppliers to produce and manufacture our vehicles and vehicle components. As such, any material changes in trade policy, increases in logistics costs, or global supply chain disruptions could materially impact our results of operations. While we believe we have a robust supply chain, our financial results would be impacted if the supply or cost of vehicles or vehicle components were to change materially.

Ability to attract and retain the services of the
best-in-class
Fleet Managers
In the markets where we operate via the Fleet Manager model, we must ensure we work with an adequate number of Fleet Managers to match the local demand for our Sharing businesses. When we enter a new market, we often need to invest in acquisition channels and sales efforts to drive sufficient scale of Fleet Managers in order to ensure ample vehicle supply for our riders. We also actively monitor the contractual performance of the Fleet Managers and focus on retaining the services of high-performing Fleet Managers, which can impact our financial performance and results of operations.
Impact of
COVID-19
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. In response to the pandemic and corresponding health risks, we temporarily paused operations throughout Europe and in several cities in the United States to safeguard the health and safety of our customers and employees. In the United States, we continued to operate a limited number of reduced fleets in cities in which Bird was deemed an “essential service.” After ensuring our fleets could operate safely and in compliance with local guidelines, we resumed operations in all of our markets with the expanded goal of providing an affordable transportation option to communities in need of socially distanced forms of transportation.
The
COVID-19
pandemic reduced global travel and altered daily commutes, which significantly impacted demand for shared micromobility. Furthermore, global supply chain disruptions impacted our vehicle supply in certain markets. In an effort to quickly relaunch our fleets and provide a safe transportation alternative, we accelerated our operating model evolution from
In-House
to Fleet Manager. We believe
COVID-19
has accelerated the adoption of our offerings and created additional tailwinds for shared micromobility as people seek out socially distanced and environmentally conscious modes of transportation.
Seasonality and weather
We experience different levels of seasonality in each market where we operate. Each market has unique seasonality, events, and weather that can increase or decrease rider demand for our shared micromobility offerings. For example, seasonality can be correlated to changes in the number of local residents and visitors, which may in turn be impacted by weather. Certain holidays have the potential to impact ride demand on the holiday itself or during the preceding and subsequent weekends. Additionally, inclement weather, including rain, snow, extreme temperatures, and natural disasters, tend to reduce the demand for our offerings. In order to mitigate the impact of seasonality and ensure our vehicles are protected, vehicles are proactively placed in reserve when we expect RpD (defined below) to decrease. When weather conditions improve or other seasonal factors increase demand for our services, we act quickly to redeploy vehicles and capture the upside.
Ability to compete effectively
The shared micromobility industry is highly competitive; thus our ability to improve our results of operations and achieve our profitability goals are dependent upon our ability to compete effectively. We face competition from companies who may have greater brand recognition or more financial and marketing resources than we do, as well as potential future entrants. In certain markets, increased competition may impede our ability to receive operating permits or result in pricing pressure. In the future, we believe that industry consolidation could reduce the number of operators but result in larger competitors in certain markets. Despite these competitive dynamics, we believe that our superior vehicles (designed specifically for shared micromobility), operating model, and advanced technology and data platform differentiate our offerings from those of our competitors in a meaningful way.

Acquisitions and strategic partnerships
As part of our business strategy, we have made and intend to continue to make strategic acquisitions to expand our global footprint, add complementary technologies or services, or grow our customer base. Our acquisitions may significantly impact our future financial and operational performance and affect comparability of our financial statements from period to period. Additionally, we have and will continue to enter into strategic partnerships with complementary brands and companies to increase brand awareness and drive rider engagement.
Components of our Results of Operations
Sharing Revenue
Our revenue is primarily generated from our Sharing business. Customers typically pay for the ride from their preloaded wallet balance on a per-ride
basis, and revenue is typically recognized at the time of the ride.
Product Sales Revenue
We also generate revenue from Product Sales, primarily consisting of sales of our vehicles to retail customers. Our retail customers include our distributors, retailers, and direct customers.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of sharing revenue primarily consists of variable costs. These costs have changed as our business model has migrated from reliance on the
In-House
model to the Fleet Manager program in early 2020. Within both business models, costs of revenue include payment processing fees, network infrastructure, vehicle count adjustments, and city permit fees.
Payment processing fees include merchant fees, chargebacks, and failed charges. Network infrastructure includes the costs to host our mobile app, as well as our mobile data fees. Vehicle count adjustments include costs recognized from vehicle adjustments during quarterly hard counts at our regional distribution centers and in-market resource centers.
Through early 2020, all of our Sharing business was supported by our
In-House
operating model. Costs related to
In-House
operations primarily include payments to contingent workers, service center overhead, and independent contractors for vehicle maintenance, including consumption of spare parts, and certain ancillary tasks and service center and distribution network expenses. The service center and distribution network expenses are associated with charging, repairing, hibernating, and maintaining the vehicles.
In 2020, we launched our Fleet Manager program. The Fleet Manager model leverages support from local service providers to provide logistics for, and maintain fleets of, Bird-owned vehicles. Costs included within the Fleet Manager model primarily consist of the revenue share payments paid to the Fleet Managers.
Cost of Product Sales Revenue
Cost of product sales revenue primarily consists of the amount paid for the vehicles, customs and duties, freight to the customer, certain insurance costs, refurbishments, and any adjustments to inventory on hand.

Depreciation on Revenue Earning Vehicles
We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on China. All models after our first model, the Bird Zero, have been shipped as finished goods.
We depreciate released vehicles using a usage-based depreciation methodology based on the number of rides taken by customers.
Gross Margin
Gross margin represents our revenue less cost of revenue and any depreciation recognized on revenue earning vehicles.
General and Administrative
General and administrative costs represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, benefits, travel, bonuses, and stock-based compensation (“personnel expenses”), software licenses and hardware, network and cloud, and IT services (“technology services”), professional service providers, off-site
storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (“facilities expenses”) related to our general and administrative divisions. General and administrative costs are expensed as incurred.
Selling and Marketing
Selling and marketing costs represent costs incurred by us to source new Fleet Managers and customers. These costs primarily consist of personnel expenses, advertising expenses, brand and creative services, promotional vehicles, and an allocation of certain technology services and facilities expenses related to our selling and marketing divisions. Selling and marketing costs are expensed as incurred.
Research and Development
Research and development costs represent costs incurred by us to develop, design, and enhance our hardware and software products, services, technologies, and processes. These costs primarily consist of personnel expenses, professional service providers, mechanical engineering, and an allocation of certain technology services and facilities expenses related to our research and development divisions. Research and development costs are expensed as incurred.
Tariff Reimbursement
The U.S. government imposed Section 301 tariffs on certain goods imported from China to the United States, including our vehicles. Amounts were refunded in 2020 and recorded as tariff reimbursements. The refund had a material non-recurring
impact in the first half of 2020.
Interest Income (Expense), Net
Interest income primarily consists of interest earned on our money market accounts.

Interest expense primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign currency exchange gains and losses, and issuance costs associated with derivative instruments, as well as subsequent mark-to-market
adjustments of such liabilities. The impact of the issuance costs is expected to decrease in future periods.
Provision for Income Taxes
Provision for income taxes primarily consists of income taxes in foreign jurisdictions and U.S. state income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses, as well as the majority of our foreign deferred tax assets. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth information comparing the components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$64,027	$33,579	$30,448	90.7%
Product sales	1,379	6,606	(5,227)	(79.1)

Total Revenues	65,406	40,185	25,221	62.8
Cost of sharing, exclusive of depreciation	33,312	24,517	(8,795)	(35.9)
Cost of product sales	1,378	6,683	5,305	79.4
Depreciation on revenue earning vehicles	17,253	7,904	(9,349)	(118.3)

Gross margin	13,463	1,081	12,382	**
Other operating expenses:
General and administrative	30,837	35,381	4,544	12.8
Selling and marketing	3,392	4,283	891	20.8
Research and development	5,804	6,157	353	5.7
Total operating expenses	40,033	45,821	5,788	12.6

Loss from operations	(26,570)	(44,740)	18,170	40.6

Interest expense, net	(325)	(1,515)	1,190	78.5
Other (expense) income, net	(9,993)	2,520	(12,513)	(496.5)
Loss before income taxes	(36,888)	(43,735)	6,847	15.7

(Benefit from) provision for income taxes	(20)	60	80	133.3
Net loss	$(36,868)	(43,795)	$6,927	15.8%

**	Percentage not meaningful
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	50.9	61.0
Cost of product sales	2.1	16.6

Depreciation on revenue earning vehicles	26.4	19.7
Gross margin	20.6	2.7
Other operating expenses:
General and administrative	47.1	88.0
Selling and marketing	5.2	10.7
Research and development	8.9	15.3

Total operating expenses	61.2	114.0

Loss from operations	(40.6)	(111.3)
Interest expense, net	(0.5)	(3.8)
Other (expense) income, net	(15.3)	6.3

Loss before income taxes	(56.4)	(108.8)
(Benefit from) provision for income taxes	(0.0)	0.1
Net loss	(56.4)%	(109.0)%

Sharing Revenue
Sharing revenue increased by $30.4 million, or 90.7%, for the three months ended September 30, 2021, compared to the same period last year. The increase in sharing revenue was primarily driven by an increase in the number of Rides (defined below).

Product Sales Revenue
Product sales revenue decreased by $5.2 million, or 79.1%, for the three months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by macro global supply chain delays on retail inventory fulfillments, including delays in the receipt of products at factories and ports.
Total Revenues
Total revenues increased by $25.2 million, or 62.8%, from $40.2 million in the three months ended September 30, 2020 to $65.4 million in the three months ended September 30, 2021 as a result of the increase in sharing revenue, offset by the decrease in product sales revenue.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of sharing revenue, exclusive of depreciation, increased by $8.8 million, or 35.9%, for the three months ended September 30, 2021, compared to the same period last year. The increase was primarily driven by increases of $8.6 million in Fleet Manager operation costs, as we continued to grow the Fleet Manager program, $1.8 million in transaction processing fees as total Rides (defined below) and sharing revenue increased, and $1.4 million in other cost of revenue, partially offset by decreases of $3.0 million in vehicle count adjustments.
Cost of Product Sales Revenue
Cost of product sales revenue decreased by $5.3 million, or 79.4%, for the three months ended September 30, 2021, compared to the same period last year, primarily driven by a decrease of $5.5 million in vehicle production costs due to lower volume in retail fulfillments as noted above in the product sales revenue section.
Depreciation on Revenue Earning Vehicles
Depreciation on revenue earning vehicles increased by $9.3 million, or 118.3%, for the three months ended September 30, 2021, compared to the same period last year. The increase was primarily driven by increased Ride volumes that drove $8.7 million of the increase and was attributable primarily to higher vehicle deployments and increase in RpD (defined below).
General and Administrative Expenses
General and administrative expenses decreased by $4.5 million, or 12.8%, for the three months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by decreases of $4.1 million in professional services expenses, $2.1 million in facilities expenses, and $1.4 million in off-site
storage and logistics, partially offset by an increase of $2.7 million in personnel expenses.
Selling and Marketing Expenses
Selling and marketing expenses decreased by a nominal amount for the three months ended September 30, 2021, compared to the same period last year.
Research and Development Expenses
Research and development expenses decreased by a nominal amount for the three months ended September 30, 2021, compared to the same period last year.

Interest Expense, Net
Interest expense, net decreased by $1.2 million, or 78.5%, for the three months ended September 30, 2021, compared to the same period last year. The decrease was driven by a $0.7 million decrease in interest expense due to a lower notes payable balance, in addition to a decrease of $0.5 million in amortization of deferred costs.
Other (Expense) Income, Net
Other (expense) income, net decreased by $12.5 million, or 496.5%, for the three months ended September 30, 2021, from $2.5 million of other income, net for the three months ended September 30, 2020 to $10.0 million of other expense, net for the three months ended September 30, 2021. The change from other income to other expense was primarily driven by $6.4 million in mark-to-market
adjustments associated with derivative instruments and $6.4 million in unrealized currency exchange losses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth information comparing the components of our results of operations for the periods indicated.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands, except percentages)
Revenues:
Sharing	$142,314	$59,320	$82,994	139.9%
Product sales	8,806	11,363	(2,557)	(22.5)

Total Revenues	151,120	70,683	80,437	113.8
Cost of sharing, exclusive of depreciation	77,041	55,378	(21,663)	(39.1)
Cost of product sales	9,026	18,940	9,914	52.3
Depreciation on revenue earning vehicles	33,811	18,033	(15,778)	(87.5)

Gross margin	31,242	(21,668)	52,910	244.2
Other operating expenses:
General and administrative	92,792	120,175	27,383	22.8
Selling and marketing	10,880	13,633	2,753	20.2
Research and development	19,096	28,265	9,169	32.4
Tariff reimbursement	—	(24,637)	(24,637)	100.0

Total operating expenses	122,768	137,436	14,668	10.7

Loss from operations	(91,526)	(159,104)	67,578	42.5
Interest expense, net	(5,011)	(5,006)	(5)	(0.1)
Other (expense) income, net	(60,107)	163	(60,270)	**

Loss before income taxes	(156,644)	(163,947)	7,303	4.5
(Benefit from) provision for income taxes	110	147	37	25.2

Net loss	$(156,754)	(164,094)	$7,340	4.5%

**	Percentage not meaningful
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Nine Months Ended September 30,
	2021	2020
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	51.0	78.3
Cost of product sales	6.0	26.8
Depreciation on revenue earning vehicles	22.4	25.5

Gross margin	20.7	(30.7)
Other operating expenses:
General and administrative	61.4	170.0
Selling and marketing	7.2	19.3
Research and development	12.6	40.0
Tariff reimbursement	0.0	(34.9)

Total operating expenses	81.2	194.4

Loss from operations	(60.6)	(225.1)
Interest expense, net	(3.3)	(7.1)
Other (expense) income, net	(39.8)	0.2

Loss before income taxes	(103.7)	(231.9)
(Benefit from) provision for income taxes	0.1	0.2

Net loss	(103.7)%	(232.2)%

Sharing Revenue
Sharing revenue increased by $83.0 million, or 139.9%, for the nine months ended September 30, 2021, compared to the same period last year. The increase in sharing revenue was primarily driven by an increase in the number of Rides (defined below), as well as an increase in fares.
Product Sales Revenue
Product sales revenue decreased by $2.6 million, or 22.5%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by macro global supply chain delays on retail inventory fulfillments, including delays in the receipt of products at factories and ports.

Total Revenues
Total revenues increased by $80.4 million, or 113.8%, from $70.7 million in the nine months ended September 30, 2020 to $151.1 million in the nine months ended September 30, 2021 as a result of the increase in sharing revenue, offset by the decrease in product sales revenue.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of sharing revenue, exclusive of depreciation, increased by $21.7 million, or 39.1%, for the nine months ended September 30, 2021, compared to the same period last year. The increase was primarily driven by increases of $37.1 million in Fleet Manager operations costs, as we continued to grow the Fleet Manager program, and $4.3 million in transaction processing fees as total Rides (defined below) and sharing revenue increased, partially offset by decreases of $16.6 million in
In-House
operation costs, $2.3 million in vehicle production costs and vehicle count adjustments, and $1.4 million in personnel expenses. The decrease related to
In-House
operations was due to the switch to the Fleet Manager program and includes decreases of $9.8 million of in-market
labor, $3.2 million in service center overhead expenses, $2.3 million in charger payments, and $1.4 million in service center spare parts.
Cost of Product Sales Revenue
Cost of product sales revenue decreased by $9.9 million, or 52.3%, for the nine months ended September 30, 2021, compared to the same period last year, primarily driven by a decrease of $9.9 million in vehicle production costs due to lower volume in retail fulfillments as noted above in the product sales revenue section.
Depreciation on Revenue Earning Vehicles
Depreciation on revenue earning vehicles increased by $15.8 million, or 87.5%, for the nine months ended September 30, 2021, compared to the same period last year. The increase was primarily driven by increased Ride volumes that drove $19.1 million of the increase, partially offset by a change in vehicle mix and other of $2.3 million. The increase related to volume was attributable primarily to higher vehicle deployments and an increase in RpD (defined below). The decrease related to vehicle mix and other was driven by improvements in vehicle expected lifetime Rides (defined below), as we continue to shift our vehicle mix into more modern generations of Bird-designed vehicles.
General and Administrative Expenses
General and administrative expenses decreased by $27.4 million, or 22.8%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by decreases of $15.2 million in personnel expenses, $5.8 million in facilities expenses, $2.1 million in technology services expenses, $1.6 million in business insurance expenses, and $1.2 million in professional services expenses.
Selling and Marketing Expenses
Selling and marketing expenses decreased by $2.8 million, or 20.2%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by a decrease of $1.7 million in personnel expenses.

Research and Development Expenses
Research and development expenses decreased by $9.2 million, or 32.4%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by decreases of $5.2 million in personnel expenses, $2.1 million in mechanical engineering expenses, and $0.7 million in facilities expenses.
Tariff Reimbursement
Tariff reimbursements decreased by $24.6 million, or 100.0%, for the nine months ended September 30, 2021, compared to the same period last year. The decrease was primarily driven by a nonrecurring refund recognized in the nine months ended September 30, 2020 for tariffs paid on vehicles purchased and imported to the United States prior to 2020.
Interest Expense, Net
Interest expense, net remained constant at $5.0 million for the nine months ended September 30, 2021, compared to the same period last year.
Other (Expense) Income, Net
Other (expense) income, net decreased by $60.3 million for the nine months ended September 30, 2021, from $0.2 million of other income, net for the nine months ended September 30, 2020 to $60.1 million of other expense, net for the nine months ended September 30, 2021. The change from other income to other expense was primarily driven by $53.6 million in issuance costs and subsequent mark-to-market
adjustments of derivative liabilities, in addition to $6.3 million in currency exchange losses.
Key Operating Metrics and
Non-GAAP
Financial Measures
We review the following key business metrics and
non-GAAP
financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except as otherwise noted)		(in millions, except as otherwise noted)
Operating Metrics
Rides	15.1	7.5	30.8	13.7
Avg. Rides per Deployed Vehicles per Day (x)	2.1x	1.6x	1.7x	1.5x
Average Deployed Vehicles (in thousands)	78.5	51.7	65.1	32.4
Gross Transaction Value	$79.5	$49.6	$182.1	$86.0
Non-GAAP Financial Metrics (1)
Ride Profit (before Vehicle Depreciation)	$31.9	$14.5	$67.5	$7.1
% of Sharing Revenue	50%	43%	47%	12%
Ride Profit (after Vehicle Depreciation)	$14.1	$5.5	$31.6	$(12.3)
% of Sharing Revenue	22%	16%	22%	-21%
Adjusted EBITDA	$(5.3)	$(28.0)	$(47.4)	$(149.6)

Rides
: Rides is a key indicator of the usage and scale of our Sharing business. We calculate Rides as the total number of trips completed by customers of our Sharing business. Rides increased significantly as we scaled our operations and witnessed the rapid adoption of shared micromobility by both riders and cities. Rides are seasonal to a certain degree. We typically experience higher levels of activity in the second and third quarters as a result of improved weather conditions in the Northern Hemisphere and lower levels of activity in the first and fourth quarters as conditions worsen.
Rides per Deployed Vehicle per Day (“RpD”)
: RpD represents the rate at which our Shared vehicles are utilized by riders. We calculate RpD as the total number of Rides divided by total Deployed Vehicles (defined below) in our Sharing business each calendar day.
Deployed Vehicles
: Deployed Vehicles represent the number of vehicles available to riders through our Sharing business. We calculate Deployed Vehicles on a pro-rata
basis over a
24-hour
period, wherein two vehicles deployed for a combined period of 24 hours equate to one Deployed Vehicle. Deployed Vehicles constitute a portion of our total fleet, and we strategically deploy vehicles depending on a variety of factors, including weather, historical demand, time of day, and day of the week. If a vehicle is charging, under repair, or temporarily missing, it is not considered deployed. During the winter months, we proactively place portions of our fleet in reserve to align with seasonal demand and preserve our asset base. Therefore, Deployed Vehicles volumes tend to fluctuate seasonally.
Gross Transaction Value (“GTV”)
: GTV reflects the total dollar value, excluding any applicable taxes, of Rides in our Sharing business and vehicle sales to retail customers and of the white-labelled version of our products and services (“Bird Platform”) in our Product Sales business, in each case without any adjustment for retail discounts or refunds. In order to calculate GTV, we add back contra revenues from both our Product Sales and Sharing businesses and adjustments to the Bird Platform revenue we recognize. GTV is a key indicator of the scale of our business and ultimately drives revenue.
The following table presents a breakdown of our calculation of GTV:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions, except as otherwise noted)
Revenue	65.4	40.2	151.1	70.7
Contra Revenue	6.6	4.5	15.0	7.6
Platform Adjustment (1)	7.5	4.9	16.0	7.7
Gross Transaction Value	79.5	49.6	182.1	86.0

(1)	Represents the difference between the full amount charged to Bird Platform partner riders (excluding applicable taxes) and the revenue recognized by Bird.
Non-GAAP
Financial Measures and Reconciliations of
Non-GAAP
Financial Measures
Ride Profit
: Ride Profit reflects the profit generated from rides in our Sharing business after accounting for direct ride expenses, which primarily consist of payments to Fleet Managers. Other ride costs include payment processing fees, network infrastructure, and city permit fees. We calculate Ride Profit (i) before vehicle depreciation to illustrate the cash return and (ii) after vehicle depreciation to illustrate the impact of the evolution of our vehicles. We calculate Ride Profit Margin as Ride Profit divided by the revenue we generate from our Sharing business. We believe that Ride Profit is a useful indicator of the economics of our Sharing business, as it excludes indirect, unallocated expenses such as research and development, selling and marketing, and general and administrative expenses.
The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions, except as otherwise noted)
Gross margin	13.5	1.1	31.2	(21.7)
Vehicle depreciation (1)	17.8	9.0	35.9	19.4
Vehicle count adjustments (2)	0.6	4.4	0.2	1.9
Product Sales division (3)	0.0	0.0	0.2	7.5
Ride Profit (before Vehicle Depreciation)	31.9	14.5	67.5	7.1
Vehicle depreciation (1)	(17.8)	(9.0)	(35.9)	(19.4)
Ride Profit (after Vehicle Depreciation)	14.1	5.5	31.6	(12.3)

(1)
We exclude vehicle depreciation as these costs are
non-cash
in nature. Vehicle depreciation excludes tariff depreciation adjustments, which were $(1.1) million and $(0.6) million for the three months ended September 30, 2020 and 2021, respectively, and $(1.4) million and $(2.1) million for the nine months ended September 30, 2020 and 2021, respectively.

(2)	We exclude vehicle count adjustments as these are adjustments made based on results of physical inventory counts, which are non-cash in nature.

(3)	We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners.
Adjusted EBITDA
: Adjusted EBITDA is a supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash
in nature,
non-recurring,
or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months. We calculate Adjusted EBITDA as net profit or loss, adjusted to exclude (i) interest income, net, (ii) provision for/benefit from income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other non-recurring,
non-cash,
or
non-core
items, and (viii) other income (expense), net, including foreign currency.
The following table presents a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions, except as otherwise noted)
Net loss	(36.9)	(43.8)	(156.8)	(164.1)
Interest (income) expense, net	0.3	1.5	5.0	5.0
Provision for (benefit from) income taxes	0.0	0.1	0.1	0.2
Depreciation and amortization (1)	19.2	11.1	39.7	27.4
Vehicle count adjustments	0.6	4.4	0.2	1.9
Share-based compensation	1.5	1.2	4.3	4.7
Tariff refunds (2)	0.0	0.0	0.0	(24.6)
Non-recurring, non-cash, and non-core items	0.0	0.0	0.0	0.0
Other (income) expense, net, including foreign currency (3)	10.0	(2.5)	60.1	(0.1)
Adjusted EBITDA	(5.3)	(28.0)	(47.4)	(149.6)

(1)
Depreciation and amortization excludes tariff depreciation and other adjustments, which were $(1.4) million and $(0.7) million for the three months ended September 30, 2020 and 2021, respectively, and $(2.3) million and $(2.6) million for the nine months ended September 30, 2020 and 2021, respectively.

(2)
Consists of a refund for import duties that were charged to import our products from China into the markets in which we operate. We exclude this as it is non-recurring
in nature and not indicative of our core operating performance.

(3)
Consists of $6.4 million and $53.6 million of
non-cash
expense attributable to liability-classified warrants and embedded derivatives and $3.3 million and $6.4 million due to foreign currency exchange rate fluctuations for the three and nine months ended September 30, 2021, respectively.

Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(66,353)	$(108,383)
Net cash (used in) provided by investing activities	(115,470)	52,434
Net cash provided by financing activities	184,618	31,653
Operating Activities
Net cash used in operating activities was $66.4 million for the nine months ended September 30, 2021, primarily consisting of $156.8 million of net loss adjusted for certain non-cash
items, which primarily consisted of $53.6 million in issuance of and mark-to-market
adjustments of derivative liabilities, $37.1 million in depreciation and amortization, $4.3 million of share-based compensation expense, $4.1 million of non-cash
vehicle expenses, $2.3 million loss on extinguishment of debt, $1.4 million of bad debt expense, $1.3 million of debt discount accretion, and $14.0 million related to changes in working capital. The cash used in working capital was largely driven by increases in prepaid expenses and other current assets and inventory and decreases in other liabilities and accounts payable, offset by increases in accrued expenses and other current liabilities and deferred revenue.
Net cash used in operating activities was $108.4 million for the nine months ended September 30, 2020, primarily consisting of $164.1 million of net loss adjusted for certain non-cash
items, which primarily consisted of $25.1 million in depreciation and amortization, $7.3 million of non-cash
vehicle expenses, $4.8 million of share-based compensation expense, $1.9 million of debt discount accretion, and $15.6 million related to changes in working capital. The cash provided by working capital was largely driven by a decrease in prepaid expenses and other current assets and increases in deferred revenue and accrued expenses and other current liabilities, offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities was $115.5 million for the nine months ended September 30, 2021, primarily consisting of $115.4 million of cash used in the purchases of vehicles.
Net cash provided by investing activities was $52.4 million for the nine months ended September 30, 2020, primarily consisting of $68.7 million of cash acquired in business acquisitions, partially offset by $15.7 million of cash used in the purchases of vehicles.
Financing Activities
Net cash provided by financing activities was $184.6 million for the nine months ended September 30, 2021, primarily consisting of $207.8 million of proceeds from the issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs and $17.6 million of proceeds from issuance of debt, net of issuance costs, partially offset by $40.6 million of payments for settlement of debt.

Net cash provided by financing activities was $31.7 million for the nine months ended September 30, 2020, primarily consisting of $51.7 million of proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $18.8 million of payments for settlement of debt and $2.0 million of payments for the settlement of warrants.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the issuance of preferred stock and debt. As of September 30, 2021, we had cash and cash equivalents totaling $38.7 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.
On April 27, 2021, the Company’s wholly owned SPV entered into the Apollo Credit Agreement with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40 million under the Vehicle Financing Facility. As of September 30, 2021, we had $21 million of availability under the Vehicle Financing Facility, which includes a repayment mechanism tied directly to revenue generation of vehicles on lease by the SPV to the Company under the Scooter Lease. We intend to use the Vehicle Financing Facility to finance the majority of our future vehicle capital expenditures. We are in compliance with our debt covenants as of September 30, 2021, including by meeting our reporting obligations.
On October 12, 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders under the Apollo Credit Agreement from $40 million to $150 million, with any extension of credit above $40 million subject to the consummation of the Business Combination Agreement. On November 4, 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in proceeds of $228 million, net of issuance costs, and access to extensions of credit up to $150 million under the Apollo Credit Agreement. We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility will be sufficient to satisfy our currently anticipated cash requirements, including capital expenditures, working capital requirements, potential acquisitions, and other liquidity requirements, through at least the next 12 months from the date of this Quarterly Report on Form
10-Q.
We have incurred net losses and negative cash flows from operations since our inception, which we anticipate will continue for the foreseeable future. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions.
Until we can generate sufficient revenue to cover operating expenses, working capital, and capital expenditures, we expect to primarily fund cash needs through a combination of equity and debt financing. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. Furthermore, in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing to consummate such transactions. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the
COVID-19
pandemic. As the circumstances around the
COVID-19
pandemic remain uncertain, we continue to actively monitor the pandemic’s impact on us worldwide, including our financial position, liquidity, results of operations, and cash flows.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in the Proxy Statement/Prospectus.
Off-Balance
Sheet Arrangements
The vehicle deposits balance increased from $13 million as of December 31, 2020 to $70 million as of September 30, 2021 for purchase orders submitted during the period.
Critical Accounting Policies and Estimates
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ from our estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in the Proxy Statement/Prospectus and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form
10-Q.
During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in the Proxy Statement/Prospectus.
Recent Accounting Pronouncements
Refer to Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q
for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, and we do not otherwise have any derivative or other financial instruments outstanding.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. On April 27, 2021, the Company’s wholly owned SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150 million at a floating rate based on LIBOR plus an applicable margin, subject to a LIBOR floor of 1.00%. The Vehicle Financing Facility better matches our capital expenditure outflows to seasonal peaks when vehicles generate the most cash, and includes a repayment mechanism directly tied to revenue generation of vehicles on lease by the SPV to the company under the Scooter Lease. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Assuming that the full amount available under the Vehicle Financing Facility was drawn, a 100 basis point increase or decrease in interest rate would result in a change in our annual interest expense of $1.5 million.
Foreign Currency Risk
We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. Our foreign currency risk is partially mitigated as our revenue recognized in currencies other than the U.S. dollar is diversified across geographic regions and we incur expenses in the same currencies in such regions.
We have experienced and will continue to experience fluctuations in our results of operations as a result of transaction gains or (losses) related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
Item 4. Controls and Procedures.
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on
Form 10-Q,
the effectiveness of our disclosure controls and procedures (as defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
In connection with the audit of Bird’s consolidated financial statements for the year ended December 31, 2020 and preparation of Bird’s unaudited condensed consolidated financial statements for the three months ended March 31, 2021, Bird’s management and auditors determined that material weaknesses existed in Bird’s internal control over financial reporting due to (i) ineffective controls to evaluate and review the accounting for equity and loss per share and (ii) limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by Bird.
We have identified and begun to implement several steps, as further described below, designed to remediate the material weaknesses described in this Item 4 and to enhance our overall control environment. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.

In order to remediate these material weaknesses, we are in the process of implementing additional training and review processes related to the tracking of equity and hiring additional personnel with the appropriate experience to identify and evaluate complex technical accounting matters, commensurate with our financial reporting requirements.
While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as defined in
Rules 13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to legal proceedings, claims, administrative actions, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including employment-related, products liability, and personal injury claims. For example, we are now subject to, and defending, consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The costs associated with an adverse outcome in that litigation, or in defending, settling, or resolving those proceedings, may have a material adverse effect on our business, results of operations, or financial condition. We do not believe that any other legal proceedings, claims, administrative actions, government investigations, or other legal and regulatory proceedings to which we are currently a party are material, or that the outcome of any such actions could, in management’s judgment and based on information currently available, have a material adverse effect on our business, results of operations, or financial condition. Regardless of final outcomes, however, any such legal proceedings, claims, administrative actions, government investigations, or other legal and regulatory proceedings may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
as well as our audited consolidated financial statements and related notes as disclosed in the Proxy Statement/Prospectus in connection with the Business Combination. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our stock could decline and you could lose part or all of your investment.
Unless the context otherwise requires, all references in this subsection to the “Company,” “Bird,” “we,” “us,” or “our” refer to the business of Bird Global and its subsidiaries following consummation of the Business Combination.
Risks Related to Our Business and Industry
The
COVID-19
pandemic and the impact of the actions taken to mitigate the pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and the related effects will continue to impact our business, financial condition and results of operations and the achievement of our strategic objectives.
In March 2020, the World Health Organization declared the outbreak of
COVID-19
a pandemic. In an attempt to limit the spread of
COVID-19,
various governmental restrictions, including the declaration of a national emergency in the United States, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, shelter-in-place
orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the demand for our products and services globally, and affecting travel behavior and demand. Furthermore, as a result of the
COVID-19
pandemic, we asked that all employees who are able to do so work remotely; it is possible that continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. These challenges could result in fines or other enforcement measures that could adversely impact our financial results or operations.
Due to the evolving nature of the
COVID-19
pandemic and the extent of its impact across industries and geographies and numerous other uncertainties, including its severity, duration and spread, any future “waves” of the outbreak or the spread of any variants of the disease, it is not possible to accurately predict the full impact of the
COVID-19
pandemic on our business, financial condition, and results of operations. As global economies reopen, the recovery of the economy and our business is likely to fluctuate and vary by geography. Further, the ultimate impact of the
COVID-19
pandemic on our customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, vaccination campaigns and modified workplace activities); the impact of the pandemic on local or regional economies, travel and economic activity, and actions taken in response; the availability of government funding programs; general economic uncertainty in key markets and financial market volatility; volatility in global economic conditions and levels of economic growth; the duration of the
COVID-19
pandemic; and the pace of recovery when the
COVID-19
pandemic subsides.
In addition, there can be no assurance that any efforts taken by us to address the adverse impacts of the
COVID-19
pandemic or actions taken by municipalities or local citizens to contain the
COVID-19
pandemic and its impact will be effective and will not result in significant additional costs to us. If we are unable to recover from or mitigate the adverse effects of the
COVID-19
pandemic in a timely manner, our business, financial condition, and results of operations could be adversely affected. To the extent the
COVID-19
pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial condition and results of operation.
We have a relatively short operating history and a new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results and assess the risks and challenges we may face.
Our business model is relatively new and rapidly evolving. We first launched our products and services in 2017 through our core vehicle-sharing operations, which we refer to as our “Sharing” business. We regularly expand our technological features, offerings, services, and pricing methodologies. Since our launch, we have expanded from our Sharing business and now offer consumers the opportunity to purchase Bird vehicles for personal use through the Bird website and in select retail stores, which we refer to as our “Product Sales” business, as well as through the white labeled version of our products and services, which we refer to as the “Bird Platform.” We recently shifted our Sharing business from a company-operated model, which leveraged gig service providers and centralized service centers to charge and repair vehicles, to a model in which we utilize third-party logistics providers — “Fleet Managers” — to store, operate, maintain, and repair our vehicles.

We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. Risks and challenges we have faced or expect to face as a result of our relatively limited operating history and evolving business model include our ability to:

•	make operating decisions and evaluate our future prospects and the risks and challenges we may encounter;

•	forecast our revenue and budget for and manage our expenses;

•	attract new riders and retain existing riders in a cost-effective manner;

•	comply with existing and new or modified laws and regulations applicable to our business;

•	manage our software platform and our business assets and expenses;

•
plan for and manage capital expenditures for our current and future offerings, including our Sharing business, and manage our supply chain and supplier relationships related to our current and future offerings;

•	develop, manufacture, source, deploy, maintain, and ensure utilization of our assets, including our network of vehicles;

•	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

•	maintain and enhance the value of our reputation and brand;

•	effectively manage our growth and business operations;

•	successfully expand our geographic reach, including long-tail markets;

•	hire, integrate and retain talented people at all levels of our organization; and

•	successfully develop new features, offerings and services to enhance the experience of customers.
If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
We have incurred significant operating losses in the past and may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we may not be able to achieve or maintain profitability in the future. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, expand marketing channels and operations, hire additional employees, and continue to invest in our products and services and customer engagement, or as a result of the
COVID-19
pandemic. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business sufficient to offset these expenses. For example, we may incur additional costs and expenses associated with the
COVID-19
pandemic, including sales, marketing and costs relating to our efforts to mitigate the impact of the
COVID-19
pandemic through enhanced sanitization procedures and health safety programs. Furthermore, our offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life, and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of our assets or our offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Additionally, as a public company, we expect stock-based compensation expense will continue to be a significant expense in future periods.
Many of our efforts to generate revenue are new and unproven. Our revenue growth rate could continue to decline in the future as a result of many factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue or operating expenses as indicative of our future performance. If our revenue does not increase sufficiently to offset our expenses, if we experience unexpected increases in operating expenses, or if we are required to take charges related to impairments or other matters, we might not achieve or maintain profitability and our business, financial condition and results of operations could be adversely affected.
If we fail to retain existing riders or add new riders, or if our riders decrease their level of engagement with our products and services, our business, financial condition and results of operations may be significantly harmed.
The size of our rider base is critical to our success. Our financial performance has been and will continue to be significantly determined by our success in cost-effectively adding, retaining, and engaging active users of our products and services. If people do not perceive our products and services to be useful, reliable, trustworthy, and affordable, we may not be able to attract or retain riders or otherwise maintain or increase the frequency of their use of our products and services. Our rider engagement patterns have varied over time, and rider engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could negatively affect rider retention, growth, and engagement, including if:

•	riders increasingly engage with other competitive products or services;

•	local governments and municipalities restrict our ability to operate our products and services in various jurisdictions at the level at which we desire to operate, or at all;

•	there are adverse changes to our products, services or business model that are mandated by legislation, regulatory authorities, or litigation;

•	we fail to introduce new features, products, or services that riders find engaging;

•	we introduce new products or services, or make changes to existing products and services, that are not favorably received;

•
riders have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•	changes in rider preferences or behavior, including decreases in the frequency of use of our products and services;

•	there are decreases in rider sentiment about the quality, affordability, or usefulness of our products or concerns related to privacy, safety, security or other factors;

•	riders adopt new products and services where our products and services may be displaced in favor of other products or services, or may not be featured or otherwise available;

•	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the rider experience;

•	we adopt terms, policies or procedures related to areas such as rider data that are perceived negatively by our riders or the general public;

•
we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term rider growth and engagement, or if initiatives designed to attract and retain riders and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	we fail to provide adequate customer service to riders, Fleet Managers, or other Bird Platform partners; or

•	we, or other partners and companies in our industry, are the subject of adverse media reports or other negative publicity, even if factually incorrect or based on isolated incidents.
Further, government actions in response to the
COVID-19
pandemic, such as travel bans, travel restrictions, and
shelter-in-place
orders, have decreased and may continue to decrease utilization of our products and services. If we are unable to cost-effectively maintain or increase our rider base and engagement, our products and services may become less attractive to riders and our business, financial condition, and results of operations could be adversely affected.
If we fail to attract and continue to work with qualified Fleet Managers, or if Fleet Managers’ utilization rates do not increase, our revenue, financial results, and business may be significantly harmed.
Our current operating model uses third-party service providers called Fleet Managers to provide day-to-day
vehicle logistics, including deployment, charging, and maintenance relating to our Sharing business. Our continued growth depends in part on our ability to cost-effectively attract and continue to work with qualified Fleet Managers who satisfy our screening and performance criteria. To attract and help retain the services of qualified Fleet Managers, we offer a percentage of net revenue on each ride taken. Any number of factors could potentially negatively affect our ability to cost-effectively attract and retain the services of qualified Fleet Managers including, but not limited to, a decrease in Fleet Manager earnings due to decreased fleet utilization (including due to adverse impacts of the
COVID-19
pandemic, seasonal variations or poor weather, increased competition from competitors adopting a similar business model, or offering different economic benefits, and/or a reclassification of Fleet Managers from contractors to employees). If we fail to cost-effectively attract and retain the services of qualified Fleet Managers, we may not be able to meet the demand of our users, including maintaining a competitive price for our users, and our business, financial condition, and results of operations could be adversely affected.
Changes to our pricing could adversely affect our ability to attract or retain qualified Fleet Managers and riders.
We regularly analyze data to determine the optimal pricing strategy to support the profitability of our business, while also trying to grow our user base and retain the services of Fleet Managers. One of the risks of changing prices is that user demand is sensitive to price increases. If we raise prices too much, user demand will decrease. However, if we lower prices too much, our ability to attract and retain the services of qualified Fleet Managers would diminish because Fleet Managers’ payouts are calculated based off of a revenue share. Additionally, factors such as operating costs, legal and regulatory requirements or constraints, and the ability of our competitors to offer more attractive pricing to either their customers or service providers may impact our overall pricing model.

Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain riders and service providers at a lower cost than us. In the past, we have made pricing changes and incurred expenses related to marketing and both rider and Fleet Manager payments, and there can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce prices for users, increase payments to Fleet Managers, or increase our marketing and other expenses to attract and retain riders and the services of qualified Fleet Managers in response to competitive pressures. Furthermore, the economic sensitivity of Fleet Managers and riders on our software platform may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. Local regulations may affect our pricing in certain geographic locations, which could amplify these effects. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription packages and rider loyalty programs. We have also modified, and may in the future modify, existing pricing methodologies. Any of the foregoing actions may not ultimately be successful in attracting and retaining riders and the services of qualified Fleet Managers.
As we continue to strive for an optimal pricing strategy, we may launch new pricing initiatives that may not be successful in retaining both users and the services of qualified Fleet Managers. While we do and will attempt to optimize prices and balance supply and demand in our marketplace, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our offerings. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies. As we continue to launch new and develop existing asset-intensive offerings, factors such as maintenance, debt service, depreciation, asset life, supply chain efficiency, and asset replacement may affect our pricing methodologies. Any such changes to our pricing methodologies or our ability to efficiently price our offerings could adversely affect our business, financial condition and results of operations.
We are expanding our Fleet Manager network. Any failure by our Fleet Managers to maintain vehicle quality or service levels, or material changes to labor classifications or franchise regulations, could have a negative impact on our reputation and business.
Our Fleet Manager network is expected to repair, store, charge, operate, and deploy our vehicles on a timely basis. If our Fleet Manager program does not grow sufficiently along with any market expansion in any particular jurisdiction, or if Fleet Managers experience difficulty in timely servicing the demand for the charging of our vehicles or meeting other service requirements or standards, our reputation and brand could be damaged and/or we may fail to meet rider demand. Our Fleet Manager program is new and rapidly evolving, and as such, could be subject to changes in laws and regulations. As we expand our Fleet Manager program into new markets, and as our presence in particular markets expands, regulatory bodies or courts may find that we or our Fleet Managers are subject to additional requirements.
In addition, we may become involved in legal proceedings and investigations claiming that members of the Fleet Manager network who we treat as contracted service providers for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, legislative, judicial, or regulatory (including tax) authorities may introduce proposals, pass legislation, or assert interpretations of existing rules and regulations that could affect the classification of the Fleet Managers or other service providers. In the event of a reclassification of members of our Fleet Manager network as employees, or a determination that Fleet Managers have been incorrectly classified as non-employees,
we could be exposed to various additional liabilities, costs, and expenses. Any material changes to Fleet Manager labor classifications (including determinations that Fleet Managers should be classified as employees) could adversely impact our reputation, business and operating model. Additionally, a local regulatory or governing body may deem that the Fleet Manager relationship is actually a franchise and, thus, subject to various applicable franchise laws. These liabilities and costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to operate our vehicles in partnership with our Fleet Managers. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.
We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.
The market for vehicle sharing, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of this market and the level of demand and market acceptance of our services is subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the industry, many of which are beyond our control, including:

•	changes in consumer demographics and public tastes and preferences;

•	changes in the method for distribution of our mobile application and products and services;

•	the availability and popularity of vehicle sharing; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending and demand for vehicle sharing.
Our ability to plan for development, distribution, and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential riders. For example, we cannot be certain whether the
COVID-19
pandemic will negatively impact the willingness of riders to use shared vehicles. In addition, we may be restricted from operating our Sharing business in certain jurisdictions due to public health and safety measures implemented in response to the
COVID-19
pandemic. Further, expansion into long-tail markets is a key component of our growth strategy. Long-tail markets may differ in a number of ways from the more established markets in which we operate, including as a result of different tastes, preferences, and discretionary consumer spending. If the public does not perceive our Sharing business or other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, or for other reasons, whether as a result of incidents on our or our competitors’ platforms, the
COVID-19
pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, which would harm our business and prospects. Additionally, from time to time we may re-evaluate
the markets in which we operate and the performance of our network of shared vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.
Poor weather adversely affects the use of our services, which causes seasonality in our business and could negatively impact our financial performance from period to period.
We have Sharing operations in a variety of markets, some of which can have cold and long winters or significant periods of rain or other precipitation during which our vehicles are less likely to be ridden. As a result, poor weather conditions in a particular market can have a material effect on our results of operations in that market and can cause our results to vary significantly from quarter to quarter. Because most of our revenue is currently generated from markets in the Northern Hemisphere, poor weather conditions are more likely to negatively impact our overall business in the first and fourth quarters of the calendar year. However, from time to time we may re-evaluate
the markets in which we operate and the performance of our Sharing business, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any entrance into markets with different weather patterns would introduce additional seasonality. Other seasonal trends may develop or these existing seasonal trends may become more extreme, as a result of climate change or otherwise, which would contribute to fluctuations in our operating results. The seasonality of our businesses could also create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our business, financial condition, and results of operations.
Future operating results depend upon our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms, which has been affected by global supply chain constraints.
We design and contract to manufacture vehicles using a limited number of external suppliers, and a continuous, stable, and cost-effective supply of vehicles that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. Because we obtain vehicles and certain components for them from single or limited sources, we are subject to significant supply and pricing risks. Many vehicles and components, including those that are available from multiple sources, are or could become at times subject to delivery failure, industry-wide shortages and significant pricing fluctuations that could materially adversely affect our financial condition and operating results. The prices and availability of our vehicles and related products may fluctuate depending on factors beyond our control, including market and economic conditions, changes to import or export regulations and demand. Changes in business conditions, force majeure, any public health crises, such as the
COVID-19
pandemic, global supply chain constraints, governmental or regulatory changes, and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis.
COVID-19
related lockdowns in China in early 2020 delayed the manufacturing and delivery of vehicles, and future lockdowns could result in further delays or supply constraints. While we have entered into agreements for the supply of our vehicles and other components, there can be no assurance that we will be able to extend or renew these agreements on commercially reasonable terms, or at all, and that our suppliers will have sufficient resources to fulfill our orders or that the vehicles and components we receive will meet our quality specifications and be free from defects. Furthermore, suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier, or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of vehicles and components on commercially reasonable terms.
New and changing tariffs, duties and taxes may apply in connection with the imports and exports of equipment and parts, and can negatively affect our cost structure and logistics planning. For example, changes in economic relations between the United States and China have, and may continue to result in, increased tariffs on vehicles imported from China. Further, customs authorities may challenge or disagree with our classifications or valuation of imports. Such challenges could result in tariff liabilities, including tariffs on past imports, as well as penalties and interest.
We rely on third-party insurance policies to insure us against vehicle-related risks and operations-related risks. If our insurance coverage is insufficient for the needs of our business or our premiums or deductibles become prohibitively expensive or if our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.
We rely on a limited number of third-party insurance providers for various policies, including, but not limited to, general liability, automobile liability, workers’ compensation, property, cyber liability, directors’ and officers’ liability, and an excess umbrella policy. These third-party policies are intended to cover various risks that we may face as our company continues to grow. Certain of these policies cover vehicle-related risks, such as bodily injury to riders or property damage caused by an alleged malfunction of a vehicle, loss or damage to vehicles in transit, and products liability claims made against vehicles sold in our retail business. Additionally, certain of these policies insure against operations-related risks. These risks may include those that are required by city regulators in order to be granted a permit, as well as to cover any indemnification and defense cost obligations in the event of a vehicle accident caused by city infrastructure. Additionally, we are required to insure against other operations-related risks regarding employee claims. For certain types of operations-related risks or future risks related to our new and evolving offerings, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make. Certain losses may be excluded from insurance coverage including, but not limited to, losses caused by intentional act, pollution, contamination, virus, bacteria, terrorism, war, and civil unrest.
Due to the nature of our business, we may be subject to significant liability based on traffic accidents, injuries, or other incidents that are claimed to have been caused by our vehicles or riders using our vehicles. If the amount of one or more vehicle-related or operations-related claims were to exceed our applicable aggregate insurance coverage limits, we would bear the excess costs, in addition to the amounts already incurred in connection with deductibles. Additionally, because we are insured by third-party insurance providers, those providers may raise premiums in response to loss history and higher limit demands of regulators. Moreover, state and country regulators may alter vehicle definitions to require motor or rider liability coverage. Increasing the breadth of coverage and coverage limits would increase our insurance and claims expenses. Our business, financial condition, and results of operations could be adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, (v) the number of claims under our deductibles differs from historic averages, or (vi) an insurance policy is canceled or non-renewed.
Illegal, improper, or inappropriate activity of riders could expose us to liability and harm our business, brand, financial condition, and results of operations.
Our success depends on rider activity and experience. As such, illegal, improper, or otherwise inappropriate activities by riders, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our software platform, including using our vehicles, or individuals who are intentionally impersonating riders could adversely affect our brand, business, financial condition, and results of operations. Some examples of illegal, improper, or inappropriate activity that could lead to liability include assault, theft, and reckless riding; improper parking of vehicles; unauthorized use of credit cards, debit cards, or bank accounts; sharing of user accounts; and other misconduct.
These types of behaviors could lead to accidents or injuries, negative publicity for us, and damage to our brand and reputation. Repeated inappropriate rider behavior could significantly impact our relationship with cities, which could adversely impact our ability to operate. Cities may limit the number of vehicles we are allowed to operate, suspend our service, and/or revoke our licenses. These behaviors could also lead our riders and partners to believe that our products are not safe, which would harm our reputation. Further, any negative publicity related to the foregoing, whether such incident occurred on our products and services, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our reputation and brand or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure.
To protect against such risks, we have implemented various programs to anticipate, identify, and address risk of these activities, such as implementing a community mode to allow community flagging of bad actors in the Bird ecosystem, in-app
messaging to outline local regulations to riders, and credit card pre-authorization
to confirm user identity and minimize payment fraud. These measures may not adequately address or prevent all illegal, improper,

or otherwise inappropriate activity by these parties from occurring in connection with our offerings. Furthermore, if these measures are too restrictive and inadvertently prevent qualified riders from using our offerings, or if we are unable to implement and communicate them fairly and transparently or are perceived to have failed to do so, the growth and retention of the number of riders on our platform and their utilization of our platform could be negatively impacted. Any of the foregoing risks could harm our business, financial condition and results of operations.
Exposure to product liability in the event of significant vehicle damage or reliability issues could harm our business, financial condition, and results of operations.
We have product liability exposure from our businesses. In our Sharing business, injured riders may claim that our vehicles malfunctioned during the course of their ride. Bird Platform partners may allege that vehicles sold to them were improperly designed or manufactured and that we should bear the responsibility for replacing those vehicles, and should be liable for any injuries occurring on those vehicles. In our retail business, a customer that purchases one of our vehicles and is injured may claim that the vehicle malfunctioned in some manner or was improperly designed or manufactured. In addition, although we take precautions and conduct training on maintenance and service of the vehicles, we rely on Fleet Managers and other service providers to maintain and repair vehicles and cannot always guarantee that they are properly completing repairs. Product liability actions can stem from allegations of defective design, defective manufacture, failure to warn of known defects, and improper vehicle maintenance. In addition, the battery packs in our products use lithium-ion
cells. On rare occasions,
lithium-ion
cells can rapidly release the energy they contain by venting smoke and flames in a manner that can cause burns and other injuries or ignite nearby materials, as well as other lithium-ion
cells. We take certain precautions to reduce the risks of such events, but we cannot guarantee that such events will not occur. While we carry general liability insurance to cover bodily injury and property damage caused by a vehicle malfunction in our Sharing business, and product liability insurance to insure against injuries sustained by riders on vehicles sold by us in our retail business, these claims may ultimately damage to our reputation, decrease vehicle sales, or decrease ridership, each of which could materially impact our business, financial condition, and results of operations.
Our metrics and estimates, including the key metrics included in this Quarterly Report on Form
10-Q,
are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.
We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, because better information becomes available or for other reasons, which may result in changes to our metrics. Similarly, we may at times present claims and metrics about the emissions, or other sustainability, benefits of our products. The methodologies for determining these benefits are complex and continuously evolving, and there is not currently a single accepted industry standard for these calculations. The estimates and forecasts we disclose relating to the size and expected growth of our addressable markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to process payments made by users on our software platform and/or made to Fleet Managers and Bird Platform partners, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.
We rely on a limited number of third-party payment processors to process transactions and payments made by riders and/or made to Fleet Managers and Bird Platform partners. If a third-party payment processor terminates its relationship with us or refuses to renew its agreement with us on mutually agreeable terms, we would need to find an alternative solution and may not be able to secure similar terms or find a proper replacement in a timely manner. Such transition to an alternative provider may also require significant time from our employees and necessitate the use of other limited resources. Additionally, the software and services provided by these third-party processors may not meet our expectations, contain vulnerabilities or errors, be otherwise compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to Fleet Managers or Bird Platform partners, any of which could make our platform less convenient and attractive to riders and adversely affect our ability to attract and retain qualified Fleet Managers or Bird Platform partners.
Nearly all of our riders’ payments and Fleet Manager and Bird Platform partner payouts are made by credit card, by debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain regulations, and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, regulations, and risks. We may be also subject to a number of other laws and regulations relating to the payments we accept from our riders, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines, or higher transaction fees, and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
For various payment options, we are required to pay fees such as interchange and processing fees that are imposed by payment processors, payment networks, and financial institutions. These fees are subject to increases, which could adversely affect our business, financial condition and results of operations. Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret
existing rules in ways that might prohibit us from providing certain offerings to some users, or be costly to implement or difficult to follow. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

The markets in which we operate are highly competitive, and competition represents an ongoing threat to the growth and success of our business.
Vehicle sharing is a highly competitive business, characterized by rapidly emerging new offerings and technologies and shifting rider needs. We have competitors in many different industries. Our competitors include other vehicle and/or ride sharing platforms such as Lime/Uber, Lyft, and Spin, among others. Some of our current and potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•	longer operating histories;

•	significantly greater financial, technical, marketing, research and development, manufacturing, and other resources;

•	greater experience within the industry;

•	stronger brand and consumer recognition regionally or worldwide;

•	a larger user base;

•	economies of scale and the ability to integrate or leverage synergies or compatibilities with other business units, brands, or products;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	more substantial intellectual property of their own from which they can develop mobile applications and which may predate our intellectual property;

•	lower labor and development costs and better overall economies of scale;

•	greater platform-specific focus, experience, and expertise; and

•	broader global distribution and presence.
Our competitors may develop products, features or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching
and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against us in areas where we operate, including by integrating competing platforms, applications or features into products they control; by making acquisitions; by making access to our products more difficult; or by making it more difficult to communicate with our riders. As a result, our competitors may acquire and engage riders or generate revenue at the expense of our own efforts, which may negatively affect our business and financial results. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business and financial results.
Additionally, we may see competition from other form factors (
e.g.
, autonomous vehicles). While we do not believe that true vehicle autonomy in cities poses a near- or medium-term risk, it could pose a risk to our business in the long term.

We rely on, and in some cases are expanding, our Bird Platform partnerships. Any failure by our partners to maintain vehicle quality, service levels or relationships with local government authorities, or material changes to labor classifications or franchise regulations, could have a negative impact on our reputation and business.
We rely upon our Bird Platform partners to operate their own micromobility business, which includes repairing, storing, charging, operating and deploying fleets of vehicles in certain designated locations. In addition, we depend on our platform partners to secure permits and maintain relationships with local government authorities to allow for the continued growth of their business. If our Bird Platform partners are unable to secure permits, face new or increasing regulation, or fail to adhere to new or existing laws and regulations established by local governments, our business and results of operations from our Bird Platform partner business could suffer. In addition, as we expand our Bird Platform partnerships into new markets, regulatory bodies or courts may claim that we or our Bird Platform partners are subject to additional requirements, or that our Bird Platform partnerships are subject to franchise disclosure laws and requirements. This could significantly increase the operational costs of our Bird Platform partner business, as well as require additional employee attention to compliance with such laws, rules, or regulations.
We rely on distributors to distribute and sell our consumer products offerings to retailers.
In our Product Sales business, customers purchase our products through contracted distributors that purchase, store, sell and deliver our products to them. Contracts with distributors vary in terms of order size, minimum requirements, length and territory exclusivity. We depend on these distributors to act as intermediaries between us and the retailers who sell our products to end users. If we lose one or more of our significant distributors and cannot replace them in a timely manner or at all, our results of operation and financial condition may be adversely affected.
Using third parties for distribution exposes us to certain risks, including concentration risk, credit risk, and compliance risk. Distributors may sell products from third parties that compete with our products, and we may need to provide certain concessions to these distributors to create incentives for them to sell our products. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and our results of operations. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other related third parties could have a material adverse effect on our business. Failure to properly manage these risks related to our use of distributors and other third parties could have a material adverse effect on our sales, increase our expenses, and harm our competitive position.
If our vehicles, mobile applications, or other services have defects, the reputation and brand of our products and services could suffer, which could negatively impact the use of our products and services, and negatively impact our operating results and financial condition.
We believe that establishing and maintaining our brand is critical to attracting engagement with our products and services. Increasing awareness of our brand and recognition of our products and services is particularly important in connection with increasing our customer base. Our ability to promote our brand and increase recognition of our platform and services depends on our ability to provide high-quality products and services. If consumers do not perceive our products and services as safe and of otherwise high quality (including our vehicles, mobile applications, and maintenance and repair practices) or if we introduce new products and services that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. If our vehicles or mobile applications have physical or other defects, have usability issues, or are subject to acts of vandalism, it could result in negative rider reviews, significant litigation or regulatory challenges, including personal injury or products liability claims, decreased usage of our platform and network of vehicles, and damage our brand. There can be no assurance we will be able to detect and fix all defects or vandalism in our products and services. In addition, globalizing and extending our brand and recognition of our products and services is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand, products, and services among a wider range of consumers. If we fail to increase and maintain brand awareness and consumer recognition of our products and services, our potential revenue could be limited, our costs could increase, and our business, operating results, and financial condition could suffer.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
As part of our business strategy, we have purchased, and may continue to purchase, the stock or assets of other entities. We continue to evaluate a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets, and strategic investments that complement our business. For example, in July 2019 we acquired Scoot, a San Francisco-based micromobility operator, and in January 2020 we acquired Circ, a Berlin-based
e-scooter
sharing operator.
Acquisitions involve numerous risks, which could harm our business and negatively affect our financial condition and results of operations. There is intense competition for suitable acquisition targets, which could increase acquisition costs and adversely affect our ability to consummate deals on favorable or acceptable terms. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. Furthermore, if we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and our ability to bring to market successful products and services could be limited. In addition, acquisitions we do complete may not translate into successful business opportunities or provide us with other benefits, and we may not realize the anticipated benefits or synergies of a transaction. If we fail to successfully integrate our past or future acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Each integration process requires significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or other assets or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may encounter difficulties in retaining key employees or business partners of an acquired company. There may be transaction-related lawsuits or claims, or adverse market reaction to an acquisition. We may not determine the appropriate purchase price of acquired companies, which may lead to the potential impairment of intangible assets and goodwill acquired in the acquisitions. Additionally, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock, result in dilution to our equityholders, increase our fixed obligations, or require us to comply with covenants or other restrictions that would impede our ability to manage our operations. The direct costs of these acquisitions, as well as the resources required to evaluate, negotiate, integrate, and promote these acquisitions, may divert significant time and resources from the general operation of our business and require significant attention from management, all of which could disrupt the ordinary functioning of our business and adversely affect our operating results.
The global nature of our business may subject us to increased business and economic risks that could impact our financial results.
Although our business is based in California, our products and services are used by consumers in various locations around the United States and the globe, and we have expanded aggressively in both U.S. and international markets, which subjects us to a variety of risks inherent in doing business in an industry regulated at the local level both domestically and internationally, including:

•
risks related to compliance with a variety of local and international laws, governmental regulations, and licensing and permit processes, and unexpected changes in laws, regulatory requirements and enforcement;

•	maintaining our company culture across our locations;

•	difficulties in staffing and managing global operations and increased travel, infrastructure and legal compliance costs associated with multiple locations and marketplaces;

•	compliance with statutory equity requirements in certain international markets;

•	varying levels of Internet and mobile technology adoption and infrastructure;

•	competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;

•	localizing our products and services for each market, and uncertainty regarding the popularity of our products in various markets;

•	political, social and/or economic instability;

•	expanded privacy laws and rules in local and foreign jurisdictions, which can be burdensome to comply with and create additional enforcement risks;

•	public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses;

•	fluctuations in currency exchange rates;

•	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

•	higher levels of credit risk and payment fraud;

•	enhanced difficulties of integrating acquisitions;

•	reduced, nonexistent or unforeseeable protection for intellectual property rights in some countries; and

•	management of tax consequences.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. We have experienced difficulties gaining traction with users and acceptance by regulators in certain markets we have entered, which has caused us, in some cases, to close down operations in those markets. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.
In addition, international expansion has increased our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions. We cannot assure you that our employees and agents will not take actions in violation of applicable laws, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, and similar laws could result in adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

Our business is subject to interruptions, delays, or failures resulting from earthquakes, other natural catastrophic events, geopolitical instability, war, terrorism, public health crises, and other unexpected events.
Our services and operations, and the operations of our third-party technology providers, are vulnerable to damage or interruption from earthquakes, fires, winter storms, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins,
and similar events. In particular, our U.S. headquarters and most of our employees are located in Southern California, a region known for seismic activity. In addition, any public health crises, such as the
COVID-19
pandemic, other epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could cause disruptions to the Internet, our business, or the economy as a whole. For example,
COVID-19
has led to certain business disruptions as described in our other risk factors, including travel bans and restrictions, and shelter in place orders that have resulted in declines in demand for our services, as well as adverse effects on users on our platform, our suppliers, and the economy, all of which have had and may continue to have an adverse effect on our business, financial condition and results of operations. In particular, acts of war or acts of terrorism, especially any directed at GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products or services, this could have a material adverse effect on our business, results of operations, and financial condition. Our insurance coverage may be insufficient to compensate us for losses that may occur.
The impact of any natural disaster, act of terrorism or other disruption to us or our third-party providers’ abilities could result in decreased demand for our offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
Our success and ability to grow our business depends on the talents and efforts of highly skilled individuals. We devote significant resources to identifying, recruiting, hiring, integrating, training, developing, motivating and retaining highly skilled personnel. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs, and actions we have taken or may take in response to the impact of the
COVID-19
pandemic on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will
basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.
We currently depend on the continued services and performance of our key personnel, including our executive team, business development team, product managers, engineers, and others. People with these skills are in high demand in Southern California, where our U.S. headquarters are located, and in various other jurisdictions where we operate, and we will continue to face increased competition for talent. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or we are unable to provide competitive compensation packages, it may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity, and retention could suffer, which could adversely affect our business, financial condition, and results of operations.
The impact of economic conditions, including the resulting effect on discretionary consumer spending, may harm our business and operating results.
Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods when disposable income is adversely affected. In such circumstances, consumers may not choose to use our products and services to get around, seeking alternative low-cost
options. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.
We may need additional capital, and we cannot be certain that additional financing will be available.
Historically, we have funded our operations and capital expenditures primarily through sales of our preferred stock and cash generated from our operations. To support our growing business, we must have sufficient capital to continue to make significant investments in our offerings. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional equity or debt financing, including by the issuance of securities. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additionally,
COVID-19
may impact our access to capital and make additional capital more difficult or available only on terms less favorable to us. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, and results of operations could be adversely affected.
Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our company culture, which promotes authenticity, empathy, and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•	failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;

•	the increasing size and geographic diversity of our workforce;

•	work-from-home policies implemented in light of the COVID-19 pandemic that may continue for most of our employee base for the foreseeable future;

•	the inability to achieve adherence to our internal policies and core values;

•	competitive pressures to move in directions that may divert us from our mission, vision, and values;

•	the continued challenges of a rapidly evolving industry;

•	the increasing need to develop expertise in new areas of business that affect us;

•	negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and

•	the integration of new personnel and businesses from acquisitions.
From time to time, we may engage in workforce reductions in order to better align our operations with our strategic priorities, managing our cost structure or in connection with acquisitions. For example, in response to the effects of the
COVID-19
pandemic on our business, we have taken certain cost-cutting measures, including lay-offs,
which may adversely affect employee morale, our culture, and our ability to attract and retain employees. These actions may adversely affect our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.
Risks Related to Our Intellectual Property and Technology
Our user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.
The substantial majority of our revenue is generated from our Sharing business, which requires use of our mobile application, which we refer to as the “Bird App.” There is no guarantee that popular mobile devices or application stores will continue to feature our mobile application, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of the Bird App with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, availability, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, or charge fees related to the distribution of our products, could adversely affect the usage of the Bird App on mobile devices and revenue. Additionally, in order to deliver high-quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use the Bird App on their mobile devices, or if our users choose not to access or use the Bird App on their mobile devices or use mobile products that do not offer access to the Bird App, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in any benefits in the short or long term. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth and engagement could be adversely affected and our business could be harmed.
Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.
Our business depends on users’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our software platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.
Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices, or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offering, and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand a loss in business and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.
We rely on third parties maintaining open marketplaces to distribute our application and provide the software we use in certain of our products and offerings. If such third parties interfere with the distribution of our products or offerings or with our use of such software, if we are unable to maintain a good relationship, or if marketplaces are unavailable for any prolonged period of time, our business will suffer.
Our mobile application is available for download to our users through Apple’s iOS platform and Google’s Android platform. A majority of our revenue is generated through our mobile application. We cannot assure you that the marketplaces through which we distribute our platform will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We believe that we have good relationships with each of Apple and Google. If we are not featured prominently on the Apple App Store and the Google Play Store, users may find it more difficult to discover our mobile applications, which would make it more difficult to generate significant revenue from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of its apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with either Apple or Google could materially harm our business and likely cause the fair market value of our stock to decline.

We also rely on the continued functioning of the Apple App Store and the Google Play Store. In the past, these digital storefronts have been unavailable for short periods of time or experienced issues with their in-app
purchasing functionality. If either of these events recurs on a prolonged basis or other similar issues arise that impact our ability to generate revenue from these storefronts, it would have a material adverse effect on our revenue and operating results. In addition, if these storefront operators fail to provide high levels of service, our end users’ ability to access our mobile applications may be interrupted which may adversely affect our users’ confidence in our products and our brand.
The operators of digital storefronts on which we publish our mobile application in many cases have the unilateral ability to change and interpret the terms of our contract with them.
We distribute our mobile application through
direct-to-consumer
digital storefronts, for which the distribution terms and conditions are often “click-through” agreements that we are not able to negotiate with the storefront operator. For example, we are subject to each of Apple’s and Google’s standard click-through terms and conditions for application developers, which govern the promotion, distribution, and operation of applications, including our mobile applications, on their storefronts. Each of Apple and Google can unilaterally change their standard terms and conditions with no prior notice to us. Any changes in the future that impact our revenue could materially harm our business, and we may not receive advance warning of such change.
In addition, the agreement terms can be vague and subject to variable interpretation by the storefront operator, who acts unilaterally to enforce such terms. Each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or Google or any other storefront operator determines in its interpretation that we are violating its standard terms and conditions, or prohibits us from distributing our app on its storefront, our business, financial condition, and results of operations would be adversely affected.
We may be parties to intellectual property rights claims and other litigation that are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.
Companies in the technology industry such as ours own large numbers of copyrights, trademarks, patents, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. In addition, we use open source software in our website and mobile applications and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license, including by altering the terms on which we license our software to others.
Our technologies may not be able to withstand any third-party claims or rights against their use. The costs of supporting such litigation and disputes is considerable, and there can be no assurances that a favorable outcome will be obtained. We also may be required to settle such litigation and disputes on terms that are unfavorable and costly to us. The terms of any settlement or judgment may require us to cease some or all of our operations and/or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms or at all and may significantly increase our operating expenses. Our business and results of operations could be materially and adversely affected as a result.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality, invention assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as applicable trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. In the United States and various other countries, we have filed various applications for registration of certain aspects of our intellectual property. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, pending and future copyright, trademark, and patent applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. In addition, others may be able to claim priority and begin use of intellectual property to our detriment. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Any significant disruption in our services or in our information technology systems could result in a loss of users or harm our business.
Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our service at high levels of reliability, scalability and performance. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins,
could affect the security or availability of our mobile applications. Problems with the reliability or security of our mobile applications, and our internal information technology systems would harm our reputation, and the cost of remedying these problems could negatively affect our business, financial condition, and results of operations.
Damage to, or failure of, our systems or interruptions or delays in service from our third-party cloud service platforms could impair the delivery of our service and harm our business.
Any damage to, or failure of, our systems generally could result in interruptions in our service. In addition, we are heavily dependent on third-party cloud service providers for hosting our data. Any damage to, or failure of, our systems generally or those of our third-party providers’ hosting facilities, including as a result of unsuccessful or delayed data transfers, could result in interruptions in our service, which could cause our users and potential users to believe that our service is unreliable, and could accordingly negatively affect our business, financial condition and results of operations.
Our service relies on GPS and other Global Satellite Navigation Systems (“GNSS”).
GPS is a satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the U.S. Department of Defense, which does not currently charge users for access to the satellite signals. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of 7.5 years and are subject to damage by the hostile space environment in which they operate. However, of the current deployment of satellites in place, some have been operating for more than 20 years.
To repair damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of the GPS system and the growth of current and additional market opportunities. GPS satellites and ground control segments are being modernized. GPS modernization software updates can cause problems with GPS functionality. We depend on public access to open technical specifications in advance of GPS updates.

GPS is operated by the U.S. government. If U.S. policy were to change, and GPS were no longer supported by the U.S. government, or if user fees were imposed, there could be a material adverse effect on our business, results of operations, and financial condition.
Some of our products also use signals from Satellite Based Augmentation Systems (“SBAS”) that augment GPS, such as the U.S. Wide Area Augmentation System, Japanese MTSAT-based Satellite Augmentation System, and European Geostationary Navigation Overlay Service. Any curtailment of SBAS operating capability could result in decreased user capability for our products and services, thereby impacting our markets.
Other countries, including China and India, are in the process of creating their own GNSS systems, and we either have developed or may develop products which use GNSS signals from these systems. The European community is developing an independent radio navigation satellite system, known as Galileo. National or European authorities may provide preferential access to signals to companies associated with their markets, including our competitors, which could harm our competitive position. Use of
non-U.S.
GNSS signals may also be subject to Federal Communications Commission waiver requirements and to restrictions based upon international trade or geopolitical considerations. If we are unable to develop timely and competitive commercial products using these systems, or obtain timely and equal access to service signals, it could result in lost revenue. Any of the foregoing factors could affect the operability of our products and services.
Computer malware, viruses, hacking, and phishing attacks, and spamming could harm our business and results of operations.
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems or the systems of our vendors in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users.
Systems failures and resulting interruptions in the availability of our website, applications, platform, or offerings could adversely affect our business, financial condition, and results of operations.
Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service
and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins,
sabotage, theft and intentional acts of vandalism, including by our own employees which may result in loss of material trade secrets or confidential information as well as potential liability. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our offerings could adversely affect our business and reputation and could result in the loss of users. Moreover, to the extent that any system failure or similar event results in harm or losses to the users using our platform, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
Risks Related to Laws and Regulations
Action by governmental authorities to restrict access to our products and services in their localities could substantially harm our business and financial results.
The shared micromobility industry is relatively nascent, rapidly evolving and increasingly regulated. Government authorities have, and may continue to seek to limit the use of our products and services in certain areas, restrict access entirely, or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. In order to remain in good standing with government authorities and continue operating our fleets, we must adhere to evolving regulations, limitations, vehicle caps, enforced parking zones, among other restrictions in the cities in which we operate. From time to time, we may be required to compete with other micromobility operators in a Request for Proposal or similar permitting/licensing application process to gain long-term access to a particular market. Failure to win or renew a permit/license may result in a shutdown of existing operations within that market. In addition, government authorities may seek to restrict user access to our products and services if they consider us to be in violation of their laws or a threat to public safety or for other reasons, and certain of our products and services have been restricted by governments from time to time. In the event that access to our products or services is restricted, in whole or in part, or other restrictions are imposed on our products or services, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Government regulation of the Internet and user privacy is evolving and negative changes could substantially harm our business and operating results.
We are subject to various business regulations and laws, including regulations and laws specifically governing the Internet and user privacy, including the processing and storage of personal information. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection and the characteristics and quality of services, any of which may substantially harm our business, financial condition and results of operations.
The European Union has recently implemented significant reforms to its data protection legal framework, which result in a greater compliance burden for companies with users in Europe, and which contemplates significant fines and penalties for noncompliance. Various other government and consumer agencies are likewise considering proposals for new regulation and changes in industry practices, which may be inconsistent with the laws of other jurisdictions. The interpretation and application of consumer and data protection laws in the United States, Europe and other jurisdictions where we operate or where our users are based can be uncertain and are in flux. In addition, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. The increased compliance burden resulting from these uncertainties and changes in law may result in a material increase to our legal and operations costs, particularly if we are required to change our business practices, and may have a material adverse effect on our business.

The European Union adopted the General Data Protection Regulation (the “GDPR”) in 2016, and it became effective in May 2018. The GDPR applies extraterritoriality and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymized (
i.e.
,
key-coded)
data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that E.U. member states may institution additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (
e.g.
, racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition.
Non-compliance
with the GDPR (including any
non-compliance
by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million and 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which will increase our compliance costs and the risks associated with non-compliance.
For example, the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. In addition, California passed the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”) in November 2020, which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements.
These laws may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. The effects of the CPRA, the CCPA, and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt-out
of having their personal data processed and disclosed to third parties through various opt-out
mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the FTC to enforcing data privacy under the FTC Act Section 5 of the Unfair and Deceptive Acts framework.
Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Additionally, certain actions of our users that are deemed to be a misuse of or unauthorized disclosure of another user’s personal data could negatively affect our reputation and brand and impose liability on us. The safeguards we have in place may not be sufficient to avoid liability on our part or avoid harm to our reputation and brand, especially if such misuse or unauthorized disclosure of personal data was high profile, which could adversely affect our ability to expand our user base, and our business and financial results.
Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our features, websites, mobile applications, or our privacy policies. Furthermore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our users choose to share with us, age verification, underage users or the manner in which the express or implied consent of users for such use and disclosure is obtained. Such changes may require us to modify our websites and mobile applications features and advertising practices, possibly in a material manner, and may limit our ability to use the data that our users share with us as well as our ability to monetize our products. In addition, any failure by us to comply with such regulations could result in our incurrence of material liabilities.
We collect, store, process and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, information security, and data protection, and our actual or perceived failure to comply with such obligations could harm our business.
We collect, store, process and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, age, gender,
GPS-based
location, and activity patterns. Due to the volume and types of the personal information and data we manage and the nature of our products and applications, the security features of our platform and information systems are critical. If our security measures or applications are breached, disrupted or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers or business partners were to experience a breach, disruption or failure of systems compromising our users’ data or the media suggested that our security measures or those of our third-party service providers were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach, disruption or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems or those of our third-party service providers are not secure against third-party access. Additionally, if third parties we work with, such as vendors, business partners, service providers, or developers, violate applicable laws, agreements, or our policies, or experience security breaches that affect our user information, such violations or breaches may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Expansion of products or services could subject us to additional laws and regulations, and any actual or perceived failure by us to comply with such laws and regulations or manage the increased costs associated with such laws or regulations could adversely affect our business, financial condition, or results of operations.
Laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. It is not always clear how existing laws apply to our business model. We strive to comply with all applicable laws, but the scope and interpretation of the laws that are or may be applicable to us is often uncertain and may conflict across jurisdictions. As we enter new businesses or introduce new lines of business, we may be subjected to ambiguous or broad laws and regulations which could adversely affect our operational costs.
We are regularly subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.
We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, securities laws, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances, or business practices. We are now subject to, and defending, consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition, and results of operations. For example, we are now defending proceedings that allege that individuals who previously provided services to us as chargers (and additional individuals who provided services as mechanics) were misclassified as independent contractors in violation of the California Labor Code and wage laws. The costs associated with an adverse outcome in that litigation, or in defending, settling, or resolving those proceedings, may be material to our business. Further, a determination that classifies a Fleet-Manager equivalent at a competitor as an employee, whether we are party to such determination or not, could cause us to incur significant expenses or require substantial changes to our business model.
In addition, we regularly include arbitration provisions in our terms of service with users on our platform. These provisions are intended to streamline the dispute resolution process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us or the volume of arbitration may increase and become burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state
basis, as well as between state and federal law, there is a risk that some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims are required to be exempted from arbitration, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.
We have faced and are likely to continue to face lawsuits from local governmental entities, municipalities, and private citizens related to the conduct of our business.
We have been, and continue to be, subject to litigation and other actions brought by governmental entities, municipalities and private citizens alleging a variety of causes of actions, among other things, failure to operate with proper local permits, public nuisance and trespass related to the placements of our vehicles on public and private property, interfering with others’ use and enjoyment of, and access to, public and private property, and personal injuries and property damages caused by riders of our vehicles. The defense of these matters has and could continue to significantly increase our operating expenses. In addition, if we are determined to have violated applicable law or regulation, or we settle or compromise these disputes, we may become required to change our operations or services in certain markets or globally, to change material components of our business strategy, to cease operations in one or more markets, and/or to pay substantial damages or fines. In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, and diversion of resources and management attention.
We are subject to various existing and future environmental health and safety laws and regulations that could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.
Our company and our operations, as well as our contractors, suppliers, and customers are subject to various domestic and international environmental laws and regulations, including laws related to the generation, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. We or others in our supply chain may be required to obtain permits and comply with procedures that impose various restrictions on operations that could have adverse effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets out commercial obligations, it may adversely impact our business.
Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new regulations enacted at the supranational, national, sub-national,
and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to electronic waste, could cause additional expenditures, restrictions, and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted.

Further, we rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of wastes, such as electronic wastes, to include end-of-life
disposal or recycling. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up
of contaminated sites, as well as impacts to human health and damages to natural resources. The costs of liability with respect to contamination could have a material adverse effect on our business, financial condition, or results of operations. Additionally, we may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.
Separately, our company and our operations are subject to an increasing number of laws and regulations regarding Environmental, Social and Governance (“ESG”) matters. For example, the FTC has published guidance, the FTC “Green Guides,” regarding the marketing of products or services as using renewable energy or resulting in carbon offsets. We may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact our business, financial condition, or results of operations.
Risks Related to Our Financial Results
Our ability to utilize historic losses to offset income in future years may be limited, including as a result of significant changes in our shareholder base or as a result of acquisition activity.
As of December 31, 2020, we had $659.4 million of U.S. federal net operating losses (“NOLs”), $465.0 million of state NOLs and $301.3 million of foreign NOLs available to reduce future taxable income. Our U.S. federal NOLs will begin to expire in 2037, our state NOLs will begin to expire in 2037, and our foreign NOLs are subject to various expiration dates. The Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the rules governing NOLs. For NOLs arising in tax years after December 31, 2017, the Tax Cuts and Jobs Act limits a taxpayer’s ability to use NOLs to 80% of taxable income (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. Bird’s ability to use these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs, may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
Additionally, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change
NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by
“5-percent
shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future by way of the Acquisition Merger or otherwise. As a result, even if we earn net taxable income in the future, our ability to use Bird’s NOLs and other tax attributes to reduce such taxable income or tax liability may be subject to limitation, which could potentially result in increased future income tax liability for us.

We are exposed to fluctuations in currency exchange rates.
We conduct a portion of our business in currencies other than the U.S. dollar but report our financial results in U.S. dollars. As a result, we face exposure to fluctuations in currency exchange rates. As exchange rates vary, revenue, cost of revenue, exclusive of depreciation and amortization, operating expenses, other income and expense, and assets and liabilities, when translated, may also vary materially and thus affect our overall financial results.
Unanticipated changes in our income tax rates or exposure to additional tax liabilities may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. Determining our worldwide provision for income taxes requires significant judgments. The estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. Our effective tax rate could also be adversely affected by a variety of factors, many of which, such as possible changes to U.S. or foreign tax laws, are beyond our control. In addition, we are subject to the possible examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.
We must charge, collect, and/or pay taxes other than income taxes, such as payroll, value-added, sales and use, property and goods and services taxes, in both U.S. and foreign jurisdictions. If tax authorities assert that we have a taxable nexus in a jurisdiction, they may seek to impose past as well as future tax liability and/or penalties. Any such impositions could also cause significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our tax position regarding sales and use taxes.
In December 2017, the Tax Cuts and Jobs Act was enacted into law resulting in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations, including us, and changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our common stock. A shift in U.S. administration has impacted, and may in the future impact, U.S. federal income taxation of corporations, which could materially affect our results of operations.
Finally, as we change our international operations, adopt new products and new distribution models, implement changes to our operating structure, or undertake intercompany transactions in light of changing tax laws, our tax expense could increase.
Risks Related to Being a Public Company
Bird is an “emerging growth company” and a smaller reporting company, and the reduced disclosure requirements applicable to “emerging growth companies” and smaller growth companies may make our securities less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”); (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2026, though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule
12b-2
under the Exchange Act, or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible
debt securities held by
non-affiliates.
We intend to take advantage of each of the reduced reporting requirements and exemptions described above. As a result, Bird securityholders may not have access to certain information they may deem important.
Further, the Jumpstart Our Business Startups Act of 2012 (the “ JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. Bird has elected, and expects to continue to elect, not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Bird, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Bird’s financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K
under the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements in their periodic reports. We will remain a smaller reporting company until the last day of the fiscal year in which we fail to meet the following criteria: (i) the market value of our common stock held by non-affiliates
does not exceed $250 million as of the end of that fiscal year’s second fiscal quarter; or (ii) our annual revenues do not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
does not exceed $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
It is difficult to predict whether investors will find our securities less attractive as a result of our taking advantage of these exemptions and relief granted to emerging growth companies and smaller reporting companies. If some investors find our securities less attractive as a result, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the market price of our securities may be more volatile.
When we lose our “smaller reporting company” and “emerging growth company” status, we will no longer be able to take advantage of certain exemptions from reporting, and we will also be required to comply with the auditor attestation requirements of Section 404. We will incur additional expenses in connection with such compliance and our management will need to devote additional time and effort to implement and comply with such requirements.
Because we are a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group, or another company, we will qualify as a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards. Travis VanderZanden controls over 70% of the voting power of Bird Common Stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our Board selection, by the nominating committee. Although we do not expect to initially rely on any of these exemptions, to the extent we do, holders of the shares of Class A Common Stock of Bird Global after the Domestication Merger will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE. Travis VanderZanden may have his interest in us diluted due to future equity issuances or his own actions in selling shares of Class A Common Stock and Class X Common Stock (“Bird Global Common Stock”), in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.
The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.
As a public company Bird incurs legal, regulatory, finance, accounting, investor relations and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive
directors. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NYSE rules and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although these costs currently unable to be estimated with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that it complies with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of its board of directors. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, enhanced legal and regulatory regimes and heightened standards relating to corporate governance and disclosure for public companies result in increased legal and financial compliance costs and make some activities more time consuming.
Pursuant to Section 404, once we are no longer an emerging growth company or a smaller reporting company, we may be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of its internal control over financial reporting, the cost of complying with Section 404 will significantly increase, and management’s attention may be further diverted from other business concerns, which could adversely affect our business and results of operations. We may need to hire more employees in the future or engage outside consultants to comply with the requirements of Section 404, which will further increase cost and expense.
If we are unable to satisfy its obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, and other regulatory actions and potentially civil litigation.

If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, it may suffer harm to its reputation and investor confidence levels.
As a privately held company, Bird was not required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we will have significant requirements for enhanced financial reporting and internal controls.
The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy its reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in the second Annual Report on Form
10-K.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This assessment will need to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are no longer an “emerging growth company” or a “smaller reporting company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, Bird may encounter problems or delays in completing the remediation of any deficiencies identified by its independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.
If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE. Furthermore, if we are unable to conclude that our internal controls over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.
In connection with the audit of Bird’s consolidated financial statements for the year ended December 31, 2020 and preparation of Bird’s unaudited condensed consolidated financial statements for the six months ended June 30, 2021, Bird’s management and auditors determined that material weaknesses existed in Bird’s internal control over financial reporting due to (i) ineffective controls to evaluate and review the accounting for equity and loss per share and (ii) limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by Bird. In order to remediate these material weaknesses, we are in the process of implementing additional training and review processes related to the tracking of equity and hiring additional personnel with the appropriate experience to identify and evaluate complex technical accounting matters, commensurate with our financial reporting requirements.
Although we believe these actions will remediate the material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our securities.
An active, liquid trading market for our securities may not be sustained.
There can be no assurance that we will be able to maintain an active trading market for Bird Global’s Class A Common Stock and the warrants to purchase shares of Class A Common Stock into which both the Switchback Warrants and the Bird Warrants converted on November 4, 2021 on the NYSE or any other exchange. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and Bird Global’s securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.
The stock price may be volatile, and you may not be able to sell shares at or above the price at the closing of the Acquisition Merger.
The trading price of the Bird Global’s Class A Common Stock and the warrants to purchase shares of our Class A Common Stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Bird’s control. These factors include:

•	actual or anticipated fluctuations in operating results;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	operating and share price performance of other companies in the industry or related markets;

•	the timing and magnitude of investments in the growth of the business;

•	actual or anticipated changes in laws and regulations;

•	additions or departures of key management or other personnel;

•	increased labor costs;

•	disputes or other developments related to intellectual property or other proprietary rights, including litigation;

•	disputes or other developments related to allegations of misclassification of service providers, including Fleet Managers, as independent contractors, including litigation;

•	the ability to market new and enhanced solutions on a timely basis;

•
sales of substantial amounts of the Bird Global’s Class A Common Stock by the board of directors of Bird Global (the “Bird Global Board”), executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of debt; and

•	general economic, political and market conditions.
In addition, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of Bird Global’s Class A Common Stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about Bird’s business, the price and trading volume of our securities could decline.
The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about Bird or its business. Bird will not control these analysts, and the analysts who publish information about Bird may have relatively little experience with Bird or its industry, which could affect their ability to accurately forecast Bird’s results and could make it more likely that Bird fails to meet their estimates. If few or no securities or industry analysts cover Bird, the trading price for our securities would be negatively impacted. If one or more of the analysts who covers us downgrades our securities, publishes incorrect or unfavorable research about us, ceases coverage of us, or fails to publish reports on us regularly, demand for and visibility of our securities could decrease, which could cause the price or trading volumes of our securities to decline.
We may be subject to securities class action litigation, which may harm our business and operating results.
Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against Bird could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition, or cash flows.
We may also be called on to defend ourselves against lawsuits relating to its business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements, or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Risks Relating to Ownership of the Bird Global Common Stock
The dual class structure of Bird Global Common Stock has the effect of concentrating voting control with Travis VanderZanden, Bird’s founder and its Chief Executive Officer. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.
Shares of Bird Global’s Class X Common Stock will have 20 votes per share, while shares of Bird Global’s Class A Common Stock will have one vote per share. Travis VanderZanden, Bird’s founder and its Chief Executive Officer, holds all of the issued and outstanding shares of Bird Global’s Class X Common Stock following the consummation of the Business Combination. Accordingly, Mr. VanderZanden holds over 70% of the voting power of our capital stock on a fully diluted basis and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. VanderZanden may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company and might ultimately affect the market price of shares of our Class A Common Stock.
Our dual class structure may depress the trading price of our Class A Common Stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Bird Global’s Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of Bird Global Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.
Bird has never paid cash dividends on its capital stock, and do not anticipate paying dividends in the foreseeable future.
We have never paid cash dividends on our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of the Bird Global Board and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Bird Global Board may deem relevant. As a result, capital appreciation, if any, of our Class A Common Stock will be the sole source of gain for the foreseeable future.
Anti-takeover provisions contained in our organizational documents and applicable laws could impair a takeover attempt.
The Bird organizational documents afford certain rights and powers to the Bird Global Board that could contribute to the delay or prevention of an acquisition that it deems undesirable. We elected not to be governed by Section 203 of the Delaware General Corporation Law, but the organizational documents provide other restrictions that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock, and could also affect the price that some investors are willing to pay for Class A Common Stock.

We are subject to risks related to taxation in the United States.
Significant judgments based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Bird’s effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax policies, laws, regulations or rates, changes in the level of non-deductible
expenses (including share-based compensation), changes in the location of our operations, changes in our future levels of research and development spending, mergers and acquisitions or the results of examinations by various tax authorities. Although we believes our tax estimates are reasonable, if the U.S. Internal Revenue Service (the “IRS”) or any other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect Bird’s business and future profitability.
We are a U.S. corporation and thus we are subject to U.S. corporate income tax on our worldwide income. Further, since Bird’s operations and customers are located throughout the United States, we are subject to various U.S. state and local taxes. U.S. federal, state, local and
non-U.S.
tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to Bird and may have an adverse effect on our business and future profitability.
For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Bird) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.
As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax
profitability and financial results.
In the event that our business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in deferred tax assets and liabilities, or changes in tax laws. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and
(d) pre-tax
operating results of our business.
Additionally, we may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and
non-U.S.
jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax
profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes to existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (i) the ability to structure business operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax
profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we does not prevail in any such disagreements, our profitability may be affected.
Our
after-tax
profitability and financial results may also be adversely affected by changes in relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect.
Bird Global’s sole material asset are its direct and indirect interests in its subsidiaries and, accordingly, Bird Global is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on the Bird Global Common Stock.
Bird Global is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Bird Global will have no independent means of generating revenue. To the extent Bird Global’s subsidiaries have available cash, Bird Global will cause its subsidiaries to make distributions of cash to pay taxes, cover Bird Global’s corporate and other overhead expenses and pay dividends, if any, on the Bird Global Common Stock. To the extent that Bird Global needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Bird Global or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Bird Global’s liquidity and financial condition could be materially adversely affected.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment in us.
Although Switchback has conducted due diligence on Bird, there are no assurances that this diligence revealed all material issues that may be present in Bird, that it would be possible to uncover all material issues through a customary amount of due diligence or that factors outside of Switchback’s or our control will not later arise. As a result, we may be forced to later write-down or write-off
assets, restructure its operations or incur impairment or other charges that could result in losses. Even if Switchback’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Switchback’s preliminary risk analysis. Even though these charges may be non-cash
items and may not have an immediate impact on our liquidity, the fact that charges of this nature will be reported could contribute to negative market perceptions about us following the completion of the Business Combination or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021, by and among Switchback, Merger Sub, Bird Holdings, and Bird.	S-4	333-256187	2.1	05/13/2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-8	333-260893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of the Company.					*
4.1	Specimen Unit Certificate of Switchback.	S-4/A	333-256187	4.1	07/15/2021
4.2	Specimen Class A Ordinary Share Certificate of Switchback.	S-4/A	333-256187	4.2	07/15/2021
4.3	Specimen Warrant Certificate of Switchback.	S-4/A	333-256187	4.3	07/15/2021
4.4	Warrant Agreement, dated January 7, 2021, between Switchback and Continental Stock Transfer & Trust Company, as warrant agent.	S-4/A	333-256187	4.4	07/15/2021
4.5	Specimen Class A Common Stock Certificate of Bird Global, Inc.	S-4/A	333-256187	4.5	07/15/2021
4.6	Specimen Warrant Certificate of Bird Global, Inc.	S-4/A	333-256187	4.6	07/15/2021
10.1	Amended and Restated Registration Rights Agreement, dated November 4, 2021, by and among Bird Global, Inc., NGP Switchback II, LLC, and the other holders party thereto.	8-K	001-41019	10.1	11/09/2021
10.2	Form of Indemnification Agreement.	8-K	001-41019	10.2	11/09/2021
10.3	Bird Global, Inc. 2021 Incentive Award Plan.	S-8	333-260893	99.4	11/09/2021
10.4	Amendment No. 2 to Loan and Security Agreement, dated as of October 12, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	333-256187	10.1	10/18/2021
10.5	Amendment No. 1 to Master Scooter Operating Lease and Servicing Agreement, dated as of October 12, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	333-256187	10.2	10/18/2021
10.6	Form of Stock Option Grant Notice and Stock Option Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.5	11/09/2021
10.7	Form of SVP+ Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.6	11/09/2021
10.8	Form of CEO Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.7	11/09/2021
10.9	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Restricted Earnout Shares) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.8	11/09/2021
10.10	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Management Award) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.9	11/09/2021
10.11	Bird Global, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-260893	99.10	11/09/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: November 15, 2021	By:	/s/ Travis Vander Zanden
Travis Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Yibo Ling
Yibo Ling
Chief Financial Officer
(Principal Financial Officer)