Form 10-K
period 2021-12-31
Bird Global, Inc.
filed 2022-03-15
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to ____________________

Commission file number 001-04321
Bird Global, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	86-3723155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
392 NE 191st Street #20388
Miami, Florida 33179
(Address of principal executive offices and zip code)

(866) 205-2442
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BRDS	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock	BRDS WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of February 15, 2022, the number of shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding was 240,597,822, and the number of shares of the registrant’s Class X common stock, par value $0.0001 per share, outstanding was 34,534,930.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

•The COVID-19 pandemic and the impact of the actions taken to mitigate the pandemic, as well as labor and inflationary pressures spurred by the pandemic, have adversely affected, and may continue to adversely affect, Bird’s business, financial condition, and results of operations.
•Bird has a relatively short operating history and a new and evolving business model, which makes it difficult to evaluate its future prospects, forecast financial results, and assess the risks and challenges Bird may face.
•Bird has incurred significant operating losses in the past and may not be able to achieve or maintain profitability in the future.
•If Bird fails to retain existing riders or add new riders, or if its riders decrease their level of engagement with Bird’s products and services, Bird’s business, financial condition, and results of operations may be significantly harmed.
•Bird is expanding its Fleet Manager network. Any failure by Fleet Managers to maintain vehicle quality or service levels, or material changes to labor classifications or franchise regulations, could have a negative impact on Bird’s reputation and business.
•Bird operates in a new and rapidly changing industry, which makes it difficult to evaluate its business and prospects.
•Poor weather adversely affects the use of Bird’s products and services, which causes seasonality in its business and could negatively impact its financial performance from period to period.
•Future operating results depend upon Bird’s ability to obtain vehicles that meet its quality specifications in sufficient quantities on commercially reasonable terms, which has been affected by global supply chain constraints.
•The markets in which Bird operates are highly competitive, and competition represents an ongoing threat to the growth and success of Bird’s business.
•Bird's substantial indebtedness could adversely affect its financial condition and its ability to operate its business.
•Bird may need additional capital, and it cannot be certain that additional financing will be available.
•Bird’s user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that Bird does not control.
•Action by governmental authorities to restrict access to Bird’s products and services in their localities could substantially harm Bird’s business and financial results.
•Bird is regularly subject to claims, lawsuits, arbitration proceedings, government investigations, and other proceedings that may adversely affect its business, financial condition, and results of operations.
•Any expansion by Bird into international markets will expose it to additional tax, compliance, market, and other risks, including the ongoing conflict between Ukraine and Russia, and there can be no assurance that any such expansion will be successful.

Part I
Item 1. Business
Our Mission

Bird’s mission is to provide environmentally friendly transportation for everyone.

Our Company

At Bird, we believe in leading the transition to clean, equitable transportation through innovation and technology. That means developing mobility solutions that put people and communities first.

In partnership with cities, Bird’s proprietary technology and operations are revolutionizing the existing transportation paradigm by making lightweight electric vehicles readily available to rent or own around the world. We provide riders with a convenient alternative to transport themselves to work, to a local business or elsewhere in their communities. Our products and services are designed with one goal in mind: to make cities more livable by reducing car usage, lowering carbon emissions, and improving the safety of all road users.

Bird’s cleaner, affordable, and on-demand mobility solutions are available in more than 400 cities across four continents. We take a collaborative, community-first approach to micromobility. By tailoring our operations to meet local transportation needs and collaborating with cities, we are actively reducing the hundreds of billions of trips under five miles made by gas-powered cars every year. Of the eight trillion trips taken globally each year, 60% are under five miles in length.

COVID-19 accelerated the adoption of environmentally conscious, socially distanced transportation alternatives such as Bird. As the world enters a new, post-pandemic “normal,” we are continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues. In response to COVID-19, many cities and towns have adopted favorable regulations for shared micromobility and invested in infrastructure to support affordable and safe transportation alternatives.

Advancing Transportation for the Modern Era

In most places, the current transportation paradigm is dangerous, inefficient, and environmentally detrimental.

Counties like Los Angeles have dedicated significant land area to roadways and car parking infrastructure, while global deaths due to automobile collisions have ballooned to 1.35 million per year. Furthermore, in the United States, the transportation industry has become the single largest polluter, accounting for nearly 30% of the country’s total greenhouse gas emissions. This is unsustainable, and it is having a particularly dire impact in urban areas.

Bird’s offerings, including our core vehicle-sharing business and operations (“Sharing”), and our sales of Bird-designed vehicles for personal use (“Product Sales”), address the transportation problems that are plaguing communities around the world. In partnership with cities, we are accelerating access to environmentally friendly transportation alternatives that make more efficient use of existing infrastructure.

The Bird Solution

As the first company to deploy shared e-scooters, Bird provided a new transportation category that is accessible, efficient, and reliable. The prevalence and rapid adoption of e-scooter sharing has accelerated the transition away from the legacy, car-centric transportation system while helping to alleviate the hefty financial and environmental burden of car ownership and usage for short trips.

Shared micromobility has many advantages over traditional transportation modes. Unlike personal cars, ride-hail services, and taxis, micromobility does not directly contribute to air pollution and congestion. For many, shared micromobility such as e-scooters provide a more efficient form of transportation for trips under five miles.

As a means of transportation, our vehicles provide an affordable and accessible alternative to car ownership. Bird provides riders with an array of vehicles on-demand that can get them to their destination reliably and affordably. Economic uncertainty and strains on public transit systems related to the COVID-19 pandemic have led to decreased availability of more traditional transportation services, creating transit deserts. In partnership with cities and local transit organizations, Bird and its suite of shared micromobility vehicles are helping to fill the gaps with cleaner, more affordable, and more socially distant modes of transportation.

Our Offerings

Our offerings can be categorized into Sharing and Product Sales.

Sharing

Our Sharing business, Bird’s core offering since 2017, provides riders with on-demand access to Bird vehicles through our mobile application (the “Bird App”).

Users can download the Bird App on both Android and iOS smartphone platforms and become an eligible Bird rider following a brief onboarding process. This process requires users to confirm their age, follow a vehicle operation tutorial, and acknowledge safety guidance and local regulations before their first ride. Once completed, eligible riders can use the Bird App to locate nearby vehicles. Riders also have the ability to reserve an available Bird vehicle up to 30 minutes in advance. When they are ready for their trip, riders can unlock a Bird using a smartphone to scan the QR code on the vehicle or by manually entering the vehicle identification code located on each vehicle. For riders without access to a smartphone, they can text Bird directly to begin a ride.

Bird generates revenue in the form of ride fees from trips taken by our customers. For a single ride, riders typically pay a standard unlock fee in addition to a per-minute price for each minute the vehicle is unlocked. Payment is processed in-app after the rider confirms parking compliance.

Since our first shared ride in 2017, we have facilitated over 130 million trips on Bird vehicles through our Sharing business. In the last year alone, over five million new riders registered to use our vehicles.

To scale our mission, we offer a white labeled version of our products and technology (“Bird Platform”). Bird Platform partners purchase and hold title to fleets of Bird-designed vehicles to operate in their local markets.

For the years ended December 31, 2021 and 2020, 91% and 85%, respectively, of our total revenue was generated from our Sharing business.

Product Sales

In addition to our Sharing business, we offer consumers the opportunity to purchase Bird vehicles for personal use through the Bird website and in select retail stores.

Bird’s Product Sales business makes environmentally conscious transportation accessible to a broader population and expands our reach to markets where we do not currently operate shared fleets. Our Product Sales customers are essential brand ambassadors and, even more so, a vital part in championing a new global micromobility paradigm.

In 2019, we launched our first vehicle available for retail purchase, the Bird One. Since then, we have expanded our retail product line to include the Bird Bike, Bird Air and Bird Flex, each with a “stow and go” vehicle design, and Birdie and Birdie Glow, three-wheeled non-electric scooters designed for kids. We also recognize sales of Bird-designed vehicles to Bird Platform partners as Product Sales.
Operating Model Evolution

In-market operations for our Sharing business are managed either via in-house teams (“In-House”) or with the support of a network of local logistics providers (“Fleet Managers”).

In-House

Prior to the second quarter of 2020, substantially all of our in-market fleet operations were conducted In-House. This legacy operating model relied on Bird employees and contingent workers to manage certain day-to-day tasks and responsibilities related to maintaining our vehicles with support from independent contractors for certain ancillary tasks. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to provide safe and socially distanced operations. As of December 31, 2021, 95% of our in-market operations, excluding Bird Platform, were supported by Fleet Managers.

Fleet Managers

The Fleet Manager operating model aims to provide economic advancement and small business management opportunities across the globe. Known as Fleet Managers, these entrepreneurs and their businesses typically manage logistics for 100 or more Bird vehicles each, driving meaningful scale on a hyper-local level. Unlike our legacy In-House operating model, Fleet Managers are compensated via a revenue sharing model, generating revenue from trips taken on Bird vehicles in their fleet. They are responsible for deploying, repairing, relocating, sanitizing, and charging their designated fleet of Bird vehicles. There are no upfront fees to Bird associated with becoming a Fleet Manager, and Fleet Managers typically utilize existing tools and resources to manage their fleet.

Fleet Managers often possess local knowledge and insights that make them uniquely positioned to operate successfully on a block-by-block basis. Through shared knowledge and clear communication among Bird, our Fleet Managers, and the cities in which we operate, our hyper-localized shared micromobility network provides top-quality service to communities and economic advancement opportunities to our local service providers.

Why Bird Wins

Several core advantages and differentiators have driven and will continue to drive Bird’s extraordinary adoption. These include:

Founder-Led Management Team with a Culture of Innovation

Bird’s founder, Travis VanderZanden, is an experienced entrepreneur and mobility executive. After four years in leadership roles at Uber and Lyft, he saw an opportunity to create a solution designed specifically to address congestion and pollution caused by gas-powered private car and ride-hail trips that are five miles or less. Passionate about relieving congestion and reducing air pollution, he set out to create a solution that was fun to use, environmentally friendly, and utilized existing infrastructure. His vision and leadership propel innovation and Bird’s sharp sense of purpose, enabling us to attract top-tier leaders and talent, drive engagement, and power our unprecedented growth. Mr. VanderZanden has also fostered a strong culture of innovation in support of the company’s mission.

Category Creator with Advanced Technology and Data Platform

Designed and engineered specifically for shared use, we have equipped our vehicles with features to optimize sustainability, safety, and performance-long-lasting battery, theft protection, and GPS-tracking that allows riders to lock, unlock, and locate our vehicles remotely from their smart devices. In addition to optimizing performance and rider experience, Bird-designed vehicles bolster our unit economics, reducing costs associated with repairs and maintenance and extending overall vehicle lifespan, which leads to increased rides per vehicle.

Like our vehicles, Bird’s software and firmware is purpose-built to enhance user experience for each of our key stakeholders. The Bird App provides a user-friendly interface, where riders can locate, book, and pay for on-demand rides. We have developed a highly configurable, real-time data platform with which our vehicles and applications communicate, providing real-time data, insights, and resources to ensure our vehicles are both utilized and in compliance with an array of local regulations.

Mutually Beneficial Fleet Manager Operating Model

We have realized the benefits of economies of learning. With each year of operation and each ride, we evaluate and improve upon our business model and offerings to ensure we are providing our riders, cities, and other business partners with the best possible experience. One of our key learnings was that we could optimize our service to provide a hyper-localized Sharing business for our riders while offering economic opportunity at the local level. These discoveries and aspirations were the genesis of our Fleet Manager program.

Fleet Managers typically utilize existing tools and resources to manage logistics for the vehicles in their fleet. Fleet Managers make money on rides taken on vehicles in their care, creating built-in economic incentives to ensure vehicles are properly maintained, frequently cleaned, and strategically placed to align with local demand.

Strong Year-Round Unit Economics

The aligned operational incentives and revenue share construct of the Fleet Manager program bolster Bird’s leading unit economics and help reduce the impact of seasonality. The Fleet Manager model provides Bird with a means to achieve ride-level profitability even during periods of suppressed demand, while providing a positive return to Fleet Managers.

In the year ended December 31, 2021, Ride Profit Margins (before Vehicle Depreciation) (as defined elsewhere in this Annual Report on Form 10-K) were 49% of Sharing revenue as compared to 20% in the year ended December 31, 2020, despite continued pandemic-related headwinds, varying seasonal conditions, and global supply chain disruptions. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures” for more information.

Our Growth Strategy

Since first offering shared e-scooters in the fall of 2017, we have launched fleets of environmentally conscious vehicles in over 400 cities worldwide. Our riders have taken over 130 million trips on Bird scooters since our launch, tens of millions of which would have otherwise been made by car. We intend to build upon our market leadership and grow our business through the following strategies:

Continue to Build on Our Presence in Existing Regions

We will continue to invest in and expand our footprint in existing regions in order to help cities meet their climate action goals, and optimize rider experience by providing increased availability and reliability. By expanding our coverage in each location, we believe we will replace more car trips that are five miles or less, attract new riders, grow our market opportunity, increase ride frequency, and improve rider retention with convenient solutions such as our Quick Start feature and integration with other transportation modes, which remove the need for riders to leave our ecosystem. As part of this effort, we expect to continue investing in scaling operations to smaller markets with less than 500,000 residents (“long-tail markets”) and low-income communities in urban areas, both historically underserved by the micromobility industry. We believe that we are more likely to win new city bids within a region where we have demonstrated our ability to provide best-in-class coverage to cross-jurisdictional cities. Therefore, we intend to expand into adjacent cities and localities to create a connected and seamless area of coverage for riders within a given region.

Scale to New Regions

We have made our solutions available in countries outside of North America and Europe, and we expect to continue to expand our global footprint, entering new and high-growth regions where we see significant long-term market potential with the opportunity to drive greater mode shift and capture new customers or better serve our existing customers. We are able to leverage historical demand data to identify opportunities, both in entering new markets and providing service to underserved areas of competitive markets.

Further Enhance Our Rider Experience

We will continue to improve and expand our services to offer a best-in-class customer experience. Further, we plan to utilize our data and analytics capabilities to proactively manage customer relationships and outcomes via promotional activities, marketing initiatives, and targeted features. Through this ongoing commitment to our riders, we hope to drive rider engagement and retention.

Expand Services and Support for Our Fleet Managers

Fleet Managers are important partners to our business, as they directly help us in our mission to provide localized, environmentally friendly transportation services to communities across the globe. Therefore, we want to create meaningful opportunities for these businesses to grow and succeed. In order to support these initiatives, we plan to continue to invest in tools aimed at improving inventory management, repairs, and fleet load balancing, enabling them to optimize their services. Further, we plan to create opportunities for Fleet Managers to collaborate, cross-pollinate best practices, and foster a sense of community. By empowering Fleet Managers, we enable better performance and in turn boost utilization and access. We believe taking these steps will help Fleet Managers provide industry leading offerings, all the while bolstering bottom-line results for both parties and improving the rider experience.

Bolster Our Data Platform and Analytics Capabilities

As part of our operations, we work in concert with several key stakeholders, including Fleet Managers, city transit authorities, and Bird Platform partners. To make the management of micromobility programs seamless for all stakeholders, we plan to invest in our city-facing data dashboards and analytics capabilities to drive insights and better inform operating decisions. As part of this initiative, we plan to continue building on our existing capabilities in GPS positioning, sidewalk detection, autonomous braking, and mass transit integration. By improving our ability to collect and learn from these data points, we believe that we will be able to support fleet optimization and offer cities a differentiated value proposition when choosing to partner with us. Collectively, we believe these outcomes will improve availability for customers, generate revenue for Bird and our Fleet Manager partners, and improve city-planning and management initiatives.

Invest in New Form Factors

Building on our experience in micromobility hardware design and engineering, we aim to develop new and exciting micro e-vehicles, such as our shared e-bike, the Bird Bike, that will allow us to address existing gaps in our current offerings, better serve multimodal cities, and expand our annual serviceable addressable market by over $20 billion. In addition to addressing the growing needs of the communities in which we operate, these new form factors will support a range of trip distances and weather conditions, providing our riders with more opportunities to replace car trips. Continued investment in our proprietary designs will improve our offerings and drive a better experience for riders while further increasing the durability and lifespan of our vehicles.

Expand Vehicle Financing Capabilities

Our multi-year track record of vehicle retention and revenue generation from over 130 million global rides allowed us to finance our vehicle purchases with asset-level debt, and in April 2021, we secured a $40 million asset financing credit facility from Apollo Investment Corporation and MidCap Financial Trust (each managed or advised by Apollo Capital Management, L.P. or its affiliates). In October 2021, we amended the facility to, among other things, increase the amount available thereunder to $150 million. This asset financing structure better matches our capital expenditure outflows to seasonal peaks when vehicles generate the most cash and includes a repayment mechanism tied directly to revenue generation. Moreover, this facility further improves equity returns without the restrictive covenants of a traditional credit facility and directly supports our growth ambitions.

Our Applications

Bird’s software applications are purpose-built for riders, Fleet Managers, and city partners. We are dedicated to providing best-in-class resources and tools for all stakeholders and enabling a seamless experience. Our core software applications are as follows:

Riders

The Bird App allows riders to seamlessly locate, reserve, unlock, and pay for a ride on one of our vehicles. With its built-in map, users have real-time insight into the vehicle inventory nearby. To start a trip, riders simply scan the vehicle’s QR code using the Bird App. Once they arrive at their destination or are ready to end their trip, riders use the Bird App to take a photo of the parked vehicle to confirm it is parked properly. Through the Bird App, riders have visibility into local operational areas and will receive alerts if they attempt to ride a vehicle out of the permitted zones.

Our team has been listening to and learning from our riders around the world, inspiring the development of several exciting initiatives, including free unlock promotions, subscription ride passes, and loyalty programs.

By adding new pricing plans based on rider needs and making them available in cities worldwide, we are able to extend the reach and long-term benefits of micromobility to millions of additional people around the world. Riders can use the Bird App to view pricing and see which plans are available to them.

Fleet Managers

The success of Bird’s Fleet Manager partners is closely linked to our own. That is why we provide each Fleet Manager with access to a Fleet Manager dashboard, a suite of tools and information designed to support compliant operations while also providing crucial data and insights to help optimize performance of fleet services. Through a customized interface, Fleet Managers can easily locate vehicles in their fleet, track status and battery levels, and identify issues.

Cities

Bird partners with cities across the globe to develop programs that maximize the positive impact of micromobility while helping to drive progress on localized climate action plans and Vision Zero goals. We work with cities to ensure they have the tools to access and analyze data they need, while implementing robust technical security and data management policies. Our City App dashboards provide a tailored view of Bird data, customized to each city’s needs. Our in-depth API allows cities to analyze trends and measure the impact of micromobility, all while identifying issues and improving infrastructure within communities.

Our Vehicles

Sharing Vehicles

Bird e-scooters benefit from our vehicle engineering team’s unique experience as the innovators of the shared micromobility industry. Many of the custom features in Bird-designed e-scooters were built to respond to challenges unique to the shared micromobility industry and the needs of our city partners. For example, the Bird Three features an extended deck and additional mechanical brake for safer riding, a sensor fusion microchip for sidewalk detection, and a neck status indicator light. Our e-scooters are compact in size and come equipped with a dual-sided kickstand designed to prevent the vehicle from tipping over. We continue to improve our e-scooter design to both further facilitate rider safety and increase vehicle lifetime.

As of December 31, 2021, our global fleet of Bird-designed e-scooters is comprised of 37% Bird Three, 26% Bird Two, 26% Bird One, and 11% Bird Zero.

In June 2021, we launched our e-bike sharing service to meet fast-growing demand from cities and riders for more sustainable transportation options. Each bike is equipped with a high-powered electric motor capable of powering riders up hills with as much as a 20% grade, while its 75-pound frame and step through design offers riders a sturdy yet maneuverable vehicle. Additionally, the shared Bird Bike has a front basket for storage, large pneumatic tires, and IoT features such as self-automating onboard diagnostics, geospeed technology and multi-mode geolocation.

Our vehicles are speed-limited to ensure safety, operability, and compliance with local bike lane regulations. For special zoning and speed limit requirements, we work with cities to ensure our hardware and software are in compliance with specific local regulations.

Retail Vehicles

In partnership with a global network of distributors, we are able to offer Bird scooters to millions of customers who have yet to experience the benefits of micromobility. These offerings include:

Bird Bike

The Bird Bike is Bird’s first consumer e-bike, which was launched in response to increased demand for e-bikes, catalyzed by the COVID-19 pandemic. The Bird Bike features a fully-integrated, backlit handlebar dash display, a 500 watt motor, a 50 mile range, and a 36 volt removable battery.

Bird Air

The Bird Air personal e-scooter holds more than 30 U.S. and international safety certifications. This micro-electric vehicle features a “stow and go” vehicle design, aircraft-grade aluminum framing, self-sealing pneumatic tires, and enhanced front and rear lighting, making it both comfortable to ride and rugged enough to stand up to the demands of everyday use. The Bird Air has a range of up to 16 miles, and comes equipped with Bluetooth connectivity and advanced technology.

Bird Flex

Launched in late 2021, the Bird Flex micro-electric vehicle pulls from the commuter-friendly design of the Bird Air as a “stow and go” e-scooter. Built to provide stability and comfort while riding, it features street-tested, front-wheel suspension, dual brakes, and 10-inch diameter, puncture-proof tires. The Bird Flex has a range of up to 15 miles and also features an LED display, which shows battery life and speed.

Birdie & Birdie Glow

Bird launched the Birdie in 2019 in response to the demand for a non-electric scooter designed for children. This kid-powered scooter is designed for children ages three and up. Birdies offer children-centric features, including no-slip grip, a safety stop button, three wheels for increased stability, and a height-adjustable T-bar. In December 2021, Bird launched the Birdie Glow, which includes the addition of new colorways and light-up wheels.

Bird One

In 2019, the Bird One became the first Bird-designed vehicle available for purchase and personal ownership and the first Product Sales offering. Designed and engineered for frequent use, the Bird One features an extended battery life, enabling riders to travel up to 25 miles on a single charge, and comes in three unique colors: Electric Rose, Jet Black, and Dove White.

Research and Development Process

Bird’s vehicle design and development process draws on the combined aerospace and automotive experience of our research and development (“R&D”) team. Primarily based in Culver City, California, our R&D team is laser-focused on designing and engineering superior micromobility vehicles for both shared and retail use. Our R&D process places outsized emphasis on validation, from concept to final product, and rigorously tests each component. Specifically, Bird has created a 250-step design validation process that ensures our vehicles are durable enough to withstand impact sustained from shared operations while maintaining their sleek, lightweight designs. We continue to build on our learnings from previous Bird-designed vehicles to enhance safety features, improve battery efficiency, and extend the half-life of each new model.

Raw Materials and Components

Our business is dependent on ensuring sufficient supply of our vehicles to satisfy demand from new markets, to meet increased demand in existing markets, or to replace churned vehicles. We are also reliant upon availability of spare parts to repair our vehicles. We rely on a limited number of international suppliers to produce and manufacture our vehicles and vehicle components. As such, material changes in trade policy, increases in materials and logistics costs, or global supply chain disruptions have impacted and could materially impact our results of operations. While we believe we have a robust supply chain, our financial results would be impacted if the supply or cost of vehicles or vehicle components were to change materially.

Seasonality

We experience different levels of seasonality in each market in which we operate. Each market has unique seasonality, events, and weather that can increase or decrease rider demand for our shared micromobility offerings. For example, seasonality can be correlated to changes in the number of local residents and visitors, which may in turn be impacted by weather. Certain holidays have the potential to impact ride demand on the holiday itself or during the preceding and subsequent weekends. Additionally, inclement weather, including rain, snow, extreme temperatures, and natural disasters, tends to reduce the demand for our offerings. In order to mitigate the impact of seasonality and ensure our vehicles are protected, vehicles are proactively placed in reserve when we expect rider demand to decrease. When weather conditions improve or other seasonal factors increase demand for our services, we act quickly to redeploy vehicles and capture the upside. The seasonality of our businesses can also create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which can impact our financial performance, and results of operations.

Competition

The shared micromobility industry is relatively nascent and highly competitive. As a pioneer in the shared micromobility space, we compete with personal cars, ride-hail services, and other modes of transportation for trips under five miles point to point.

In the shared micromobility industry, we face competition from companies who may have longer operating histories in related industries, greater brand recognition, or more substantial financial or marketing resources, as well as potential future entrants. In our Sharing business, we face competition from private car trips, other companies in the electric scooter and bike-sharing market, and companies in the broader ridesharing market (e.g., Lime/Uber, and Lyft). Our Product Sales business competes with companies that produce and sell electric scooters and bikes, as well as companies that produce and sell other vehicle modalities (e.g., Razor and Segway). Additionally, our Product Sales business may compete with shared, rental, and on-demand transit options based on consumer choice between self-owned and shared transit options.

We believe we are well positioned to effectively compete with such companies due to (i) our superior rider experience, which solves many of the traditional mobility pain points, (ii) our large, growing, and highly engaged user base, (iii) aligned incentives in the mutually beneficial Fleet Manager operating model, (iv) our advanced technology and data platform, (v) our dedicated focus and commitment to Environmental, Social and Governance (“ESG”) initiatives, such as our participation in the United Nations Global Compact, and (vi) our founder-led, visionary management team.

For a discussion of risks relating to competition, see the section titled “Risk Factors—Risks Related to Our Business and Industry—The markets in which we operate are highly competitive, and competition represents an ongoing threat to the growth and success of our business.”

Marketing and Brand

The trust and recognition of the Bird brand plays an important role in our success. Our brand and marketing efforts use a multichannel approach, including in-house content production and distribution (visual and editorial), Search Engine Optimization (SEO), social media and email, paid advertising, in-person events, virtual workshops, earned media, and retail and core platform business partnerships. We target our marketing and brand campaigns to our key audience types, including (i) acquisition, retention, and education campaigns for riders and (ii) policy-focused campaigns and partnerships for cities. We prioritize efficient, low-cost, and high-output growth strategies.

Our Values and People

Our values have been crafted to help us cultivate a workplace that is open and inclusive, an ambition that is insatiable, a culture that is mission-driven, and a company that is responsibly revolutionizing electric transportation around the world:

•Community Focused. We care deeply about the people and cities we serve. Every day, we strive to be good citizens in our work communities, our home communities, and beyond.
•Inclusive. We always seek the missing perspective. We embrace new ideas and are open and sensitive to different points of view to arrive at the best solutions and build the strongest team.
•Efficient. We are obsessed with doing things intelligently, in a streamlined fashion that always takes time and money into consideration. We always look to do the most with what we have.
•Entrepreneurial. We celebrate innovation and learn quickly from failure. Every day, we think about how to ideate and iterate efficiently in our work.
•Impact Oriented. We are focused on results, work hard to achieve our mission, and inspire others to do the same. We always figure out how to get things done and approach each day with the goal of making the biggest impact we can.

Employees

As of December 31, 2021, we had 572 employees, all of which were full-time employees.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, service marks, patents, copyrights, domain names, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. We further attempt to control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our mobile application and website. Though we rely in part upon these legal and contractual protections, we believe factors such as the skills and ingenuity of our employees and the functionality of, and frequent enhancements to, our solutions are larger contributors to our success in the marketplace.

We have invested in a patent program to identify and protect a portion of our strategic intellectual property in vehicle sharing, telecommunications, networking, and other technologies relevant to our business. As of December 31, 2021, we held six issued U.S. patents and had six U.S. patent applications pending. We also held five issued patents in foreign jurisdictions and had no applications pending in foreign jurisdictions. We review our development efforts to assess the existence and patentability of new intellectual property.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand name and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2021, we held six registered trademarks in the United States, and also held 67 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks in certain jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.bird.co and other variations.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. See “Risk Factors—Risks Related to Our Intellectual Property and Technology—We may be parties to intellectual property rights claims and other litigation that is expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders” and “Risk Factors—Risks Related to Our Intellectual Property and Technology—If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.”

Government Regulation

We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws and regulations govern various items directly or indirectly related to our business, such as vehicle sharing, worker classification, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, unionizing and collective action, product liability, vehicle defects, vehicle maintenance and repairs, personal injury, rider text messaging, service payments, gift cards, subscription services, consumer protection, taxation, privacy, data security, intellectual property, competition, arbitration agreements and class action waiver provisions, terms of service, mobile application accessibility, insurance, money transmittal, and environmental, health and safety. They are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

The micromobility industry and our business model are relatively nascent and rapidly evolving. New laws and regulations continue to be adopted, implemented, interpreted, and iterated upon in response to our growing industry and associated technology. As we expand our business into new markets or introduce new offerings into existing markets, regulatory bodies or courts may claim that (i) we or users on our platform are subject to additional requirements, (ii) we are prohibited from conducting our business in certain jurisdictions, or (iii) users on our platform are prohibited from using our platform, either generally or with respect to certain offerings. Certain jurisdictions and governmental entities require us to obtain permits, pay fees, or comply with certain reporting and other requirements to provide our core ride-sharing solutions. These jurisdictions and governmental entities may do a number of things that inhibit our operations, such as reject our permit applications, revoke our existing permits, deny permit renewals, delay permissions, increase fees, charge new fees, or impose fines and penalties, including as a result of errors in, or failures to comply with, reporting or other requirements related to our product offerings.

Recent financial, political, or other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business. Further, due to changes in our operations, structure, or partner relationships as a result of changes in the market or otherwise, they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations from one jurisdiction to another. Additionally, from time to time, we may invest resources in an effort to influence or challenge legislation and other regulatory matters pertinent to our operations, particularly those related to the micromobility industry.

We have been subject to intense regulatory pressure from state and municipal regulatory authorities across the United States and in foreign jurisdictions, and a number of them have imposed limitations on or attempted to ban vehicle sharing. Other jurisdictions in which we currently operate or may want to operate could follow suit. We could also face similar regulatory restrictions from foreign regulators as we expand operations internationally, particularly in areas where we face competition from local incumbents.

Our products and operations may also be subject to various environmental, health, and safety regulations, including, but not limited to, those regarding land use, product safety, and waste management. For example, we are subject to environmental laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release of the hazardous substance occurred as well as companies that disposed or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the U.S. Environmental Protection Agency and, in some instances, third parties to act in response to threats to the public health or the environment and seek to recover costs incurred from the responsible classes of persons. In the course of ordinary operations, we, through third parties and contractors, may handle hazardous substances within the meaning of CERCLA and similar state statutes and, as a result, may be jointly and severally liable for all or part of the costs required to clean up sites as which these hazardous substances have been released into the environment.

We may also be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes for the generation or disposal of solid wastes, which may include hazardous wastes. RCRA regulates both solid and hazardous wastes, but, in particular, imposes strict requirements on the generation, storage, treatment, transportation, and disposal of hazardous wastes. Provided that certain requirements are met, certain components of our charging stations may be excluded from RCRA’s hazardous waste regulations; however, if these components do not meet all established requirements for the exclusion to apply, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste that are subject to more rigorous and costly disposal requirements. Similarly, in Europe, the Waste from Electrical and Electronic Equipment (“WEEE”) Directive requires certain entities, such as Bird, to finance the collection and recycling of WEEE at product end-of-life. The WEEE Directive also sets registration requirements, collection and recycling targets, and other requirements. Compliance with the WEEE Directive may require substantial resources, and failure to comply may result in various penalties, including, but not limited to, fines or removal of our products from the market. Any changes in such laws or regulations, or any changes in our ability to qualify the materials used for exclusions under such laws and regulations, could adversely affect our business performance or results of operations.

Separately, as part of Bird’s mission, we aim to be an environmentally friendly company. We advertise the sustainability of our operations and purchase various carbon offsets and renewable energy certificates (“RECs”) in different regions of the world to improve our operations’ sustainability profile. Our claims based on the use of such offsets and RECs are governed by various regulations, such as the Federal Trade Commission (“FTC”) “Green Guides.” Additionally, various jurisdictions in which we operate have adopted, or are considering adopting, more stringent regulations regarding the characterization of various products or activities as “sustainable,” “climate-friendly,” or otherwise. There is no guarantee that the programs on which we currently rely will be allowed under such regulations, and any such differences may require us to spend significant time and resources to align our operations. If we do not, we may no longer be able to market our products or operations as sustainable, which could impact our reputation or otherwise negatively affect our operations.

Certain of our products are also regulated by the U.S. Consumer Product Safety Commission (the “CPSC”) pursuant to various federal laws. The CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities, and other countries in which we sell our products.

Additionally, because we receive, use, transmit, disclose, and store personally identifiable information and other data relating to users on our platform, we are subject to numerous local, municipal, state, federal, and international laws and regulations that address privacy, data protection, and the collection, storing, sharing, use, transfer, disclosure, and protection of certain types of data. Such regulations include the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, the Telephone Consumer Protection Act of 1991, the U.S. Federal Health Insurance Portability and Accountability Act of 1996, Section 5(a) of the Federal Trade Commission Act (the "FTC Act"), the General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights and Enforcement Act of 2020 (the “CPRA”).

For additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations, see “Risk Factors—Risks Related to Laws and Regulations.”

Additional Information

Bird Global was incorporated under the laws of the State of Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides for the purpose of entering into the Business Combination Agreement, dated as of May 11, 2021 (as amended, the “Business Combination Agreement”), by and among Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), Maverick Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global. Switchback was formed on October 7, 2020 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization, or similar business combination involving Switchback and one or more businesses. On November 3, 2021, Bird Global merged with and into Switchback (the “Domestication Merger”), with Bird Global continuing as the surviving entity. On November 4, 2021, Merger Sub merged with and into Bird Rides (the “Acquisition Merger”), with Bird Rides continuing as the surviving entity and as a wholly owned subsidiary of Bird Global. Unless otherwise indicated, the financial information included herein is that of Bird Rides and its subsidiaries, which, following the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”), became the business of Bird Global and its subsidiaries.

Our website is www.bird.co. At our Investor Relations website, ir.bird.co, we make available free of charge a variety of information for investors, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties of which we are unaware or which we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our securities could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

The COVID-19 pandemic and the impact of the actions taken to mitigate the pandemic, as well as labor and inflationary pressures spurred by the pandemic, have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations. We are unable to predict the extent to which the pandemic and the related effects will continue to impact our business, financial condition and results of operations and the achievement of our strategic objectives.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of COVID-19, various governmental restrictions, including the declaration of a national emergency in the United States, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, shelter-in-place orders, restrictions on travel, limitations on social or public gatherings, and other social distancing measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by affecting travel behavior and demand, and reducing the demand for our products and services globally. Furthermore, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely. It is possible that continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. These challenges could result in fines or other enforcement measures that could adversely impact our financial results or operations. In addition, associated with COVID-19 changes in consumer spending, global supply chain dynamics and employment economics, we have seen significant changes to shipping capacity and pricing, lengthening transit times, increased transportation costs and payroll inflationary effects, among other impacts. The continued spread of COVID-19 has also led to extreme disruption and volatility in the global capital markets, which may increase the cost of, and adversely impact access to, capital and increase economic uncertainty.

Due to the evolving nature of the COVID-19 pandemic and the extent of its impact across industries and geographies and numerous other uncertainties, including its severity, duration and spread, any future “waves” of the outbreak or the spread of any variants of the disease, it is not possible to accurately predict the full impact of the COVID-19 pandemic on our business, financial condition, and results of operations. As global economies reopen, the recovery of the economy and our business is likely to fluctuate and vary by geography. Further, the ultimate impact of the COVID-19 pandemic on our customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to governmental, business and individual actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport, vaccination campaigns, and modified workplace activities); the impact of the pandemic on local or regional economies, travel and economic activity, and actions taken in response; the availability of government funding programs; volatility in global economic conditions and levels of economic growth; the duration and extent of inflationary cost increases; general economic uncertainty in key markets and financial market volatility; the duration of the COVID-19 pandemic; and the pace of recovery when the COVID-19 pandemic subsides.

In addition, there can be no assurance that any efforts taken by us to address the adverse impacts of the COVID-19 pandemic, or actions taken by municipalities or local citizens to contain the COVID-19 pandemic and its impact, will be effective and will not result in significant additional costs to us. If we are unable to recover from or mitigate the adverse effects of the COVID-19 pandemic in a timely manner, our business, financial condition, and results of operations could be adversely affected. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described elsewhere in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial condition and results of operation. Furthermore, any similar pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate may adversely affect our business.

We have a relatively short operating history and a new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results and assess the risks and challenges we may face.

Our business model is relatively new and rapidly evolving. We first launched our products and services in 2017 through our core vehicle-sharing business and operations. We regularly expand our technological features, offerings, services, and pricing methodologies. Since our launch, we have expanded from our Sharing business and, through our Product Sales offering, now provide consumers the opportunity to purchase Bird vehicles for personal use through the Bird website and in select retail stores, as well as through the white-labeled version of our products and services made available by our Bird Platform partners. We recently shifted our Sharing business from an In-House operating model, which leveraged gig service providers and centralized service centers to charge and repair vehicles, to a Fleet Manager operating model, which utilizes third-party logistics providers to store, operate, maintain, and repair our vehicles.

We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. Risks and challenges we have faced or expect to face as a result of our relatively limited operating history and evolving business model include our ability to:

•make operating decisions and evaluate our future prospects and the risks and challenges we may encounter;
•forecast our revenue and budget for and manage our expenses;
•attract new riders and retain existing riders in a cost-effective manner;
•comply with existing and new or modified laws and regulations applicable to our business;
•manage our software platform and our business assets and expenses;
•plan for and manage capital expenditures for our current and future offerings, including our Sharing business, and manage our supply chain and supplier relationships related to our current and future offerings;
•develop, manufacture, source, deploy, maintain, and ensure utilization of our assets, including our network of vehicles;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth and business operations;
•successfully expand our geographic reach, including long-tail markets;
•hire, integrate and retain talented people at all levels of our organization; and
•successfully develop new features, offerings and services to enhance the experience of customers.

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

Many of our efforts to generate revenue are new and unproven. Our revenue growth rate may decline in the future as a result of many factors, including increased competition and the maturation of our business, and we cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue or operating expenses as indicative of our future performance. If our revenue does not increase sufficiently to offset our expenses, if we experience unexpected increases in operating expenses, or if we are required to take charges related to impairments or other matters, we might not achieve or maintain profitability and our business, financial condition and results of operations could be adversely affected.

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

The size of our rider base is critical to our success. Our financial performance has been and will continue to be significantly determined by our success in cost-effectively adding, retaining, and engaging active users of our products and services. If people do not perceive our products and services to be useful, reliable, trustworthy, and affordable, we may not be able to attract or retain riders or otherwise maintain or increase the frequency of their use of our products and services. Our rider engagement patterns have varied over time, and rider engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could negatively affect rider retention, growth, and engagement, including if:

•riders increasingly engage with other competitive products or services;
•local governments and municipalities restrict our ability to operate our products and services in various jurisdictions at the level at which we desire to operate, or at all;
•there are adverse changes to our products, services or business model that are mandated by legislation, regulatory authorities, or litigation;
•we fail to introduce new features, products, or services that riders find engaging;
•we introduce new products or services, or make changes to existing products and services, that are not favorably received;
•riders have difficulty installing, updating, or otherwise accessing our products and services on mobile devices as a result of actions by us or third parties on which we rely to distribute our products and deliver our services;
•there are changes in rider preferences or behavior, including decreases in the frequency of use of our products and services;
•there are decreases in rider sentiment about the quality, affordability, or usefulness of our products or concerns related to privacy, safety, security or other factors;
•riders adopt new products and services where our products and services may be displaced in favor of other products or services, or may not be featured or otherwise available;
•technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the rider experience;
•we adopt terms, policies or procedures related to areas such as rider data that are perceived negatively by our riders or the general public;
•we elect to focus our product decisions on longer-term initiatives that do not prioritize near-term rider growth and engagement, or if initiatives designed to attract and retain riders and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;
•we fail to provide adequate customer service to riders, Fleet Managers, or Bird Platform partners; or
•we, or other partners and companies in our industry, are the subject of adverse media reports or other negative publicity, even if factually incorrect or based on isolated incidents.

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

Our current operating model uses third-party service providers called Fleet Managers to provide day-to-day vehicle logistics, including deployment, charging, and maintenance relating to our Sharing business. Our continued growth depends in part on our ability to cost-effectively attract and continue to work with qualified Fleet Managers who satisfy our screening and performance criteria. To attract and help retain the services of qualified Fleet Managers, we offer a percentage of net revenue on rides taken on vehicles in their care. Any number of factors could potentially negatively affect our ability to cost-effectively attract and retain the services of qualified Fleet Managers, including, but not limited to, a decrease in the amounts Fleet Manager partners make due to decreased fleet utilization (including due to adverse impacts of the COVID-19 pandemic, seasonal variations or poor weather, increased competition from competitors adopting a similar business model, or offering different economic benefits, and/or a reclassification of Fleet Managers from contractors to employees). If we fail to cost-effectively attract and retain the services of qualified Fleet Managers, we may not be able to meet the demand of our users, including maintaining a competitive price for our users, and our business, financial condition, and results of operations could be adversely affected.

Changes to our pricing could adversely affect our ability to attract or retain riders and the services of qualified Fleet Managers.

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

We are expanding our Fleet Manager network. Any failure by Fleet Manager partners to maintain vehicle quality or service levels, or material changes to labor classifications or franchise regulations, could have a negative impact on our reputation and business.

Our Fleet Manager network is expected to repair, store, charge, operate, and deploy our vehicles on a timely basis. If our Fleet Manager program does not grow sufficiently along with any market expansion in any particular jurisdiction, or if Fleet Managers experience difficulty in timely servicing the demand for the charging of our vehicles or meeting other service requirements or standards, our reputation and brand could be damaged and/or we may fail to meet rider demand. Our Fleet Manager program is new and rapidly evolving, and as such, could be subject to changes in laws and regulations. As we expand our Fleet Manager program into new markets, and as our presence in particular markets expands, regulatory bodies or courts may find that we or our Fleet Manager partners are subject to additional requirements.

In addition, we may become involved in legal proceedings and investigations claiming that members of the Fleet Manager network who we treat as contracted service providers for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, legislative, judicial, or regulatory (including tax) authorities may introduce proposals, pass legislation, or assert interpretations of existing rules and regulations that could affect the classification of Fleet Managers or other service providers. In the event of a reclassification of members of our Fleet Manager network as employees, or a determination that Fleet Managers have been incorrectly classified as non-employees, we could be exposed to various additional liabilities and additional costs. Any material changes to Fleet Manager labor classifications (including determinations that Fleet Managers should be classified as employees) could adversely impact our reputation, business and operating model. Additionally, a local regulatory or governing body may deem that the Fleet Manager relationship is actually a franchise and, thus, subject to various applicable franchise laws. The resulting liabilities and additional costs could have an adverse effect on our business and results of operations and/or make it cost prohibitive for us to operate our vehicles in partnership with Fleet Managers. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest.

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

The market for vehicle sharing, through which we derive substantially all of our revenue, is a new and rapidly evolving industry. The growth of this market and the level of demand and market acceptance of our services is subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the industry, many of which are beyond our control, including:

•changes in consumer demographics and public tastes and preferences;
•changes in the method for distribution of our mobile application and products and services;
•the availability and popularity of vehicle sharing; and
•general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending and demand for vehicle sharing.

Our ability to plan for development, distribution, and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential riders. For example, we cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of riders to use shared vehicles. In addition, we may be restricted from operating our Sharing business in certain jurisdictions due to public health and safety measures implemented in response to the COVID-19 pandemic. Further, expansion into smaller, long-tail markets is a key component of our growth strategy. Long-tail markets may differ in a number of ways from the more established markets in which we operate, including as a result of different tastes, preferences, and discretionary consumer spending. If the public does not perceive our Sharing business or other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, or for other reasons, whether as a result of incidents on our or our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, which would harm our business and prospects. Additionally, from time to time, we may re-evaluate the markets in which we operate and the performance of our network of shared vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.

Poor weather adversely affects the use of our products and services, which causes seasonality in our business and could negatively impact our financial performance from period to period.

We have Sharing operations in a variety of markets, some of which can have cold and long winters or significant periods of rain or other precipitation during which our vehicles are less likely to be ridden. As a result, poor weather conditions in a particular market can have a material effect on our results of operations in that market and can cause our results to vary significantly from quarter to quarter. Because most of our revenue is currently generated from markets in the Northern Hemisphere, poor weather conditions are more likely to negatively impact our overall business in the first and fourth quarters of the calendar year. However, from time to time, we may re-evaluate the markets in which we operate and the performance of our Sharing business, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations. Any entrance into markets with different weather patterns would introduce additional seasonality. Other seasonal trends may develop or these existing seasonal trends may become more extreme, as a result of climate change or otherwise, which would contribute to fluctuations in our operating results. The seasonality of our businesses could also create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our business, financial condition, and results of operations.

Future operating results depend upon our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms, which has been affected by global supply chain constraints.

We design and contract to manufacture vehicles using a limited number of external suppliers, and a continuous, stable, and cost-effective supply of vehicles that meets our standards is critical to our operations. We expect to continue to rely on external suppliers in the future. Because we obtain vehicles and certain components for them from single or limited sources, we are subject to significant supply and pricing risks. Many vehicles and components, including those that are available from multiple sources, are or could become at times subject to delivery failure, industry-wide shortages and significant pricing fluctuations that could materially adversely affect our financial condition and operating results. The prices and availability of our vehicles and related products may fluctuate depending on factors beyond our control, including market and economic conditions, changes to import or export regulations, and demand. Changes in business conditions, force majeure, any public health crises, such as the COVID-19 pandemic, global supply chain constraints, governmental or regulatory changes, and other factors beyond our control have and could continue to affect our suppliers’ ability to deliver products on a timely basis. COVID-19 related lockdowns in China in early 2020 delayed the manufacturing and delivery of vehicles, and we continue to experience delays and supply constraints as a result of the pandemic. We have also been and may in the future be impacted by inflationary pressures on global shipping and other cost elements. While we have entered into agreements for the supply of our vehicles and other components, there can be no assurance that we will be able to extend or renew these agreements on commercially reasonable terms, or at all, that our suppliers will have sufficient resources to fulfill our orders, that they will be able to do so at the prices originally contemplated, or that the vehicles and components we receive will meet our quality specifications and be free from defects. Furthermore, suppliers may suffer from poor financial conditions, which can lead to business failure for the supplier, or consolidation within a particular industry, further limiting our ability to obtain sufficient quantities of vehicles and components on commercially reasonable terms.

New and changing tariffs, duties and taxes may apply in connection with the import and export of equipment and parts, and can negatively affect our cost structure and logistics planning. For example, changes in economic relations between the United States and China have, and may continue to result in, increased tariffs on vehicles imported from China. Further, customs authorities may challenge or disagree with our classifications or valuation of imports. Such challenges could result in delays and tariff liabilities, including tariffs on past imports, as well as penalties and interest.

We rely on third-party insurance policies to insure us against vehicle-related risks and operations-related risks. If our insurance coverage is insufficient for the needs of our business or our premiums or deductibles become prohibitively expensive, or if our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and results of operations.

We rely on a limited number of third-party insurance providers for various policies, including, but not limited to, general liability, automobile liability, rider liability, workers’ compensation, property, cyber liability, directors’ and officers’ liability, and an excess umbrella policy. These third-party policies are intended to cover various risks that we may face as our company continues to grow. Certain of these policies cover vehicle-related risks, such as bodily injury to riders or property damage caused by an alleged malfunction of a vehicle, loss or damage to vehicles in transit, and products liability claims made against vehicles sold in our retail business. Additionally, certain of these policies insure against operations-related risks. These risks may include those that are required to be covered by city regulators in order to be granted a permit, as well as any indemnification and defense cost obligations in the event of a vehicle accident caused by city infrastructure. Additionally, we are required to insure against other operations-related risks related to employee claims. For certain types of operations-related risks or future risks related to our new and evolving offerings, we may not be able to, or may choose not to, obtain insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it could be unable to pay any operations-related claims that we make. Certain losses may be excluded from insurance coverage, including, but not limited to, losses caused by intentional act, pollution, contamination, virus, bacteria, terrorism, war, and civil unrest.

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

Illegal, improper, or inappropriate activity of riders could expose us to liability and harm our brand, business, financial condition, and results of operations.

Our success depends on rider activity and experience. As such, illegal, improper, or otherwise inappropriate activities by riders, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our software platform, including using our vehicles, or individuals who are intentionally impersonating riders, could adversely affect our brand, business, financial condition, and results of operations. Some examples of illegal, improper, or inappropriate activity that could lead to liability include assault, theft, and reckless riding; improper parking of vehicles; unauthorized use of credit cards, debit cards, or bank accounts; sharing of user accounts; and other misconduct.

These types of behaviors could lead to accidents or injuries, negative publicity for us, and damage to our brand and reputation. Repeated inappropriate rider behavior could significantly impact our relationship with cities, which could adversely impact our ability to operate. Cities may limit the number of vehicles we are allowed to operate, suspend our service, and/or revoke our licenses. These behaviors could also lead our riders and partners to believe that our products are not safe, which could harm our reputation. Further, any negative publicity related to the foregoing, whether such incident occurred using our products and services, on our competitors’ platforms, or on any ridesharing platform, could adversely affect our brand and reputation or public perception of the ridesharing industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure.

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

We have product liability exposure from our businesses. In our Sharing business, injured riders may claim that our vehicles malfunctioned during the course of their ride. Bird Platform partners may allege that vehicles sold to them were improperly designed or manufactured and that we should bear the responsibility for replacing those vehicles, and should be liable for any injuries occurring on those vehicles. In our Product Sales business, a customer that purchases one of our vehicles and is injured may claim that the vehicle malfunctioned in some manner or was improperly designed or manufactured. In addition, although we take precautions and conduct training on maintenance and service of our vehicles, we rely on Fleet Managers and other service providers to maintain and repair vehicles and cannot always guarantee that they are properly completing repairs. Product liability actions can stem from allegations of defective design, defective manufacture, failure to warn of known defects, and improper vehicle maintenance. In addition, the battery packs in our products use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can cause burns and other injuries or ignite nearby materials, as well as other lithium-ion cells. We take certain precautions to reduce the risks of such events, but we cannot guarantee that such events will not occur. While we carry general liability insurance to cover bodily injury and property damage caused by a vehicle malfunction in our Sharing business, and product liability insurance to insure against injuries sustained by riders on vehicles sold by us in our Product Sales business, these claims may ultimately damage our reputation, decrease ridership, or decrease vehicle sales, each of which could materially impact our business, financial condition, and results of operations.

Our metrics and estimates, including the key metrics included in this Annual Report on Form 10-K, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.

We regularly review and may adjust our processes for calculating our metrics used to evaluate our growth, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been evaluated by a third party. Our metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely, and we may make material adjustments to our processes for calculating our metrics in order to enhance accuracy, because better information becomes available or for other reasons, which may result in changes to our metrics. Similarly, we may at times present claims and metrics about the emissions, or other sustainability, benefits of our products and services. The methodologies for determining these benefits are complex and continuously evolving, and there is not currently a single accepted industry standard for these calculations. The estimates and forecasts we disclose relating to the size and expected growth of our addressable markets may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If investors or analysts do not consider our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, then our business, financial condition, and results of operations could be adversely affected.

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

Nearly all of our riders’ payments and Fleet Manager and Bird Platform partner payouts are made by credit card, by debit card or through third-party payment services, which subjects us to certain payment network or service provider operating rules, to certain laws and regulations, and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional operating rules, laws and regulations, and risks. We may also be subject to a number of other laws and regulations relating to the payments we accept from our riders, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable operating rules, laws and regulations, we may be subject to civil or criminal penalties, fines, or higher transaction fees, and may lose our ability to accept online payments or other payment transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable laws and regulations, we could be subject to certain laws and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign laws and regulations and regulators governing our business to which we are subject will expand as well. If we are found to be a money transmitter under any applicable laws and regulations and we are not in compliance with such laws and regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable laws and regulations could include civil and criminal proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

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

Vehicle sharing is a highly competitive business, characterized by rapidly emerging new offerings and technologies and shifting rider needs. We have competitors in many different industries. Our competitors include other vehicle and/or ridesharing platforms such as Lime/Uber, and Lyft, among others. Some of our current and potential competitors have one or more advantages over us, either globally or in particular geographic markets, which include:

•longer operating histories;
•significantly greater financial, technical, marketing, R&D, manufacturing, and other resources;
•greater experience within the industry;
•stronger brand and consumer recognition regionally or worldwide;
•a larger user base;

•economies of scale and the ability to integrate or leverage synergies or compatibilities with other business units, brands, or products;
•the capacity to leverage their marketing expenditures across a broader portfolio of products;
•more substantial intellectual property of their own from which they can develop mobile applications and which may predate our intellectual property;
•lower labor and development costs and better overall economies of scale;
•greater platform-specific focus, experience, and expertise; and
•broader global distribution and presence.

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
Additionally, we may see competition from other form factors (e.g., autonomous vehicles). While we do not believe that true vehicle autonomy in cities poses a near- or medium-term risk, it could pose a risk to our business in the long term.

We rely on, and in some cases are expanding, our Bird Platform partnerships. Any failure by our partners to maintain vehicle quality, service levels or relationships with local government authorities, or material changes to labor classifications or franchise regulations, could have a negative impact on our reputation and business.

We rely upon our Bird Platform partners to operate their own micromobility business, which includes repairing, storing, charging, operating and deploying fleets of vehicles in certain designated locations. In addition, we depend on our Bird Platform partners to secure permits and maintain relationships with local government authorities to allow for the continued growth of their business. If our Bird Platform partners are unable to secure permits, face new or increasing laws and regulations, or fail to adhere to new or existing laws and regulations established by local governments, our business and results of operations from our Bird Platform partner business could suffer. In addition, as we expand our Bird Platform partnerships into new markets, regulatory bodies or courts may claim that we or our Bird Platform partners are subject to additional requirements, or that our Bird Platform partnerships are subject to franchise disclosure laws and requirements. This could significantly increase the operational costs of our Bird Platform partner business, as well as require additional employee attention to compliance with such laws or regulations.

We rely on distributors to distribute and sell our consumer products offerings to retailers.

In our Product Sales business, customers purchase our products through contracted distributors that purchase, store, sell and deliver our products to them. Contracts with distributors vary in terms of order size, minimum requirements, length and territory exclusivity. We depend on these distributors to act as intermediaries between us and the retailers who sell our products to end users. If our relationship with one or more of our significant distributors were terminated, and we cannot replace them in a timely manner or at all, or if any other negative change in our relationship with any of our significant distributors were to arise, or if we were to lose support of any of our distributors or, ultimately, retailers, our business, financial condition, results of operations and cash flows could be adversely affected. Moreover, a decision by a significant distributor, whether motivated by marketing strategy, competitive conditions, financial difficulties or otherwise, to decrease significantly the quantity or breadth of products purchased from us, or to change their manner of doing business with us and their support of our products, could substantially reduce our revenue and otherwise adversely affect us. In addition, we may be similarly adversely impacted if any of our distributors, or the retailers who sell our products to end users, experience any operational difficulties.

Furthermore, using third parties for distribution exposes us to certain risks, including concentration risk, credit risk, and compliance risk. Distributors may sell products from third parties that compete with our products, and we may need to provide certain concessions to these distributors to create incentives for them to sell our products. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and our results of operations. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other related third parties could have a material adverse effect on our business. Failure to properly manage these risks related to our use of distributors and other third parties could have a material adverse effect on our sales, increase our expenses, and harm our competitive position.

If our vehicles, mobile applications, or other products and services have defects, the brand and reputation of our products and services could suffer, which could negatively impact the use of our products and services, and negatively impact our operating results and financial condition.

We believe that establishing and maintaining our brand is critical to attracting users and driving engagement with our products and services. Increasing awareness of our brand and recognition of our products and services is particularly important in connection with increasing our customer base. Our ability to promote our brand and increase recognition of our platform depends on our ability to provide high-quality products and services. If consumers do not perceive our products and services as safe and of otherwise high quality (including our vehicles, mobile applications, and maintenance and repair practices) or if we introduce new products and services that are not favorably received by them, then we may not succeed in building brand recognition and brand loyalty in the marketplace. If our vehicles or mobile applications have physical or other defects, have usability issues, or are subject to acts of vandalism, it could result in negative rider reviews, significant litigation or regulatory challenges, including personal injury or products liability claims, decreased usage of our platform and network of vehicles, and damage to our brand. There can be no assurance we will be able to detect and fix all defects in, or vandalism of, our products and services. In addition, globalizing and extending our brand and recognition of our products and services is costly and involves extensive management time to execute successfully, particularly as we expand our efforts to increase awareness of our brand, products, and services among a wider range of consumers. If we fail to increase and maintain brand awareness and consumer recognition of our products and services, our potential revenue could be limited, our costs could increase, and our business, financial condition, and results of operations could suffer.

We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we have purchased, and may continue to purchase, the stock or assets of other entities. We continue to evaluate a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets, and strategic investments that complement our business. For example, in July 2019 we acquired Scoot Networks, Inc., a San Francisco-based micromobility operator, and in January 2020 we acquired LMTS Holding SCA (also known as Circ), a Berlin-based e-scooter sharing operator.

Acquisitions involve numerous risks, which could harm our business and negatively affect our financial condition and results of operations. There is intense competition for suitable acquisition targets, which could increase acquisition costs and adversely affect our ability to consummate deals on favorable or acceptable terms, or at all. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. Furthermore, if we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and our ability to bring to market successful products and services could be limited. In addition, acquisitions we do complete may not translate into successful business opportunities or provide us with other benefits, and we may not realize the anticipated benefits or synergies of a transaction. If we fail to successfully integrate our past or future acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Each integration process requires significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or other assets or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may encounter difficulties in retaining key employees or business partners of an acquired company. There may be transaction-related lawsuits or claims, or adverse market reaction to an acquisition. We may not determine the appropriate purchase price of acquired companies, which may lead to the potential impairment of intangible assets and goodwill acquired in the acquisitions. Additionally, we may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock, result in dilution to our equityholders, increase our fixed obligations, or require us to comply with covenants or other restrictions that would impede our ability to manage our operations. The direct costs of these acquisitions, as well as the resources required to evaluate, negotiate, integrate, and promote these acquisitions, may divert significant time and resources from the general operation of our business and require significant attention from management, all of which could disrupt the ordinary functioning of our business and adversely affect our operating results.

The global nature of our business may subject us to increased business and economic risks that could impact our financial results.

Our products and services are used by consumers in various locations around the United States and the globe, and we have expanded aggressively in both U.S. and international markets, which subjects us to a variety of risks inherent in doing business in an industry regulated at the local level, both domestically and internationally, including:

•risks related to compliance with a variety of local and international laws, governmental regulations, and licensing and permit processes, and unexpected changes in laws, regulatory requirements and enforcement;
•maintaining our company culture across our locations;

•difficulties in staffing and managing global operations and increased travel, infrastructure and legal compliance costs associated with multiple locations and marketplaces;
•compliance with statutory equity requirements in certain international markets;
•varying levels of Internet and mobile technology adoption and infrastructure;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•localizing our products and services for each market, and uncertainty regarding the popularity of our products and services in various markets;
•political, social and/or economic instability;
•expanded privacy laws and regulations in local and foreign jurisdictions, which can be burdensome to comply with and create additional enforcement risks;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses;
•fluctuations in currency exchange rates;
•U.S. and foreign government trade restrictions, tariffs and price or exchange controls;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating acquisitions;
•reduced, nonexistent or unforeseeable protection for intellectual property rights in some countries; and
•management of tax consequences.

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

In addition, international expansion has increased our risks in complying with various laws and regulations, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions. We cannot assure you that our employees and agents will not take actions in violation of applicable laws and regulations, for which we may be ultimately held responsible. In particular, any violation of the applicable anti-corruption, anti-bribery, and similar laws could result in adverse media coverage, investigations, incurrence of significant legal fees, loss of export privileges, severe civil or criminal sanctions, or suspension or debarment from U.S. government contracts, or substantial diversion of management’s attention, all of which could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

Our business is subject to interruptions, delays, or failures resulting from earthquakes, other natural catastrophic events, geopolitical instability, war, terrorism, public health crises, and other unexpected events.

Our services and operations, and the operations of our third-party technology providers, are vulnerable to damage or interruption from earthquakes, fires, winter storms, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the developing conflict between Russia and Ukraine, human errors, break-ins, and similar events. For example, we have significant operations located in Southern California, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could cause disruptions to the Internet, our business, or the economy as a whole. For example, COVID-19 has led to certain business disruptions as described elsewhere in this “Risk Factors” section, including travel bans and restrictions, and shelter-in-place orders that have resulted in declines in demand for our products and services, as well as adverse effects on users on our platform, our suppliers, and the economy, all of which have had and may continue to have an adverse effect on our business and financial results. In particular, acts of war or acts of terrorism, especially any directed at GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war, and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products or services, this could have a material adverse effect on our business, financial condition, and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur.

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

Our success and ability to grow our business depend on the talents and efforts of highly skilled individuals. We devote significant resources to identifying, recruiting, hiring, integrating, training, developing, motivating and retaining highly skilled personnel. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs, and actions we have taken or may take in response to the impact of the COVID-19 pandemic on our business may harm our reputation or impact our ability to recruit qualified personnel in the future. Also, all of our U.S.-based employees, including our management team, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We currently depend on the continued services and performance of our key personnel, including our executive team, business development team, product managers, engineers, and others. People with these skills are in high demand in Southern California and in various other jurisdictions where we operate, and we will continue to face increased competition for talent, including as a result of an increasing number of companies being willing to recruit employees to work remotely. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or we are unable to provide competitive compensation packages, it may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, hire, integrate, train, develop, and motivate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity, and retention could suffer, which could adversely affect our business, financial condition, and results of operations.

The impact of economic conditions, including the resulting effect on discretionary consumer spending, may harm our business and operating results.

Our performance is subject to economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods when disposable income is adversely affected. In such circumstances, consumers may choose not to use our products and services to get around, seeking alternative low-cost options. An economic downturn resulting in a prolonged recessionary period may have a further adverse effect on our revenue.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

At December 31, 2021, the outstanding principal balance under our $150 million asset financing credit facility from Apollo Investment Corporation and MidCap Financial Trust (each managed or advised by Apollo Capital Management, L.P. or its affiliates) was $49.1 million. Our substantial debt could have important consequences to investors. Among other things, we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes. In addition, our debt bears interest based on the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 8.5%, and fluctuations in interest rates, or changes in regulatory guidance or reform relating to the availability of LIBOR, could adversely impact our business, financial condition, results of operations or cash flows. Some tenors of LIBOR were discontinued on December 31, 2021. We cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations. In addition, as a result of our debt level, we may be more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry or competitive pressures, or to capitalize on business opportunities, may be more limited. It may be difficult for us to satisfy our obligations, including debt service requirements, under our outstanding debt. If we are unable to satisfy our obligations, our ability to borrow additional funds, to refinance our debt or to obtain alternative financing for working capital, capital expenditures or other general corporate purposes may be impaired.

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

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Additionally, COVID-19 may impact our access to capital and make raising additional capital more difficult or available only on terms less favorable to us. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, and results of operations could be adversely affected.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture, which promotes authenticity, empathy, and support for others, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, mission, and values;
•the increasing size and geographic diversity of our workforce;
•work-from-home policies implemented in light of the COVID-19 pandemic that may continue for most of our employee base for the foreseeable future;
•the inability to achieve adherence to our internal policies and core values;
•competitive pressures to move in directions that may divert us from our vision, mission, and values;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.

From time to time, we may engage in workforce reductions in order to better align our operations with our strategic priorities, to manage our cost structure, or in connection with acquisitions. For example, in response to the effects of the COVID-19 pandemic on our business, we have taken certain cost-cutting measures, including lay-offs. These actions may adversely affect employee morale, and our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Intellectual Property and Technology

Our user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

The substantial majority of our revenue is generated from our Sharing business, which requires use of the Bird App. There is no guarantee that popular mobile devices or application stores will continue to feature our mobile application, or that mobile device users will continue to use our products and services rather than competing products. We are dependent on the interoperability of the Bird App with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality or availability, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, or charge fees related to the distribution of our products, could adversely affect the usage of the Bird App on mobile devices and our revenue. Additionally, in order to deliver high-quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control, and that we have good relationships with handset manufacturers and mobile carriers. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use the Bird App on their mobile devices, or if our users choose not to access or use the Bird App on their mobile devices or use mobile products that do not offer access to the Bird App, our user growth and engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, handset manufacturers, mobile carriers, or other business partners, and there is no assurance that these actions will result in any benefits in the short or long term. In the event that our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth and engagement could be adversely affected and our business could be harmed.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws and regulations governing the Internet and mobile devices.

Our business depends on users’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure on which we and users of our software platform rely in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.

Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices, or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, intellectual property, pricing, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offering, and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.

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

Our mobile application is available for download to our users through Apple’s iOS platform and Google’s Android platform. A substantial majority of our revenue is generated through our mobile application. We cannot assure you that the marketplaces through which we distribute our platform will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We believe that we have good relationships with each of Apple and Google. If we are not featured prominently on the Apple App Store and the Google Play Store, users may find it more difficult to discover our mobile applications, which would make it more difficult to generate significant revenue from them. We may also be required to spend significantly more on marketing campaigns to generate substantial revenue on these platforms. In addition, currently neither Apple nor Google charges a publisher when it features one of its apps. If either Apple or Google were to charge publishers to feature an app, it could cause our marketing expenses to increase considerably. Accordingly, any change or deterioration in our relationship with either Apple or Google could materially harm our business and likely cause the fair market value of our securities to decline.

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

In addition, the agreement terms can be vague and subject to variable interpretation by the storefront operator, which acts unilaterally to enforce such terms. Each of Apple and Google have the right to prohibit a developer from distributing its applications on its storefront if the developer violates its standard terms and conditions. If Apple or Google or any other storefront operator determines in its interpretation that we are violating its standard terms and conditions, or prohibits us from distributing our app on its storefront, our business, financial condition, and results of operations would be adversely affected.

We may be parties to intellectual property rights claims and other litigation that are expensive to support, and if resolved adversely, could have a significant impact on us and our stockholders.

Companies in the technology and consumer products industries such as ours own large numbers of copyrights, trademarks, patents, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims against us grows. For example, a bike company in Europe has claimed that one of our Bird Bike models infringes on its intellectual property rights While the parties are attempting to resolve the dispute, an adverse outcome in any resulting proceedings, and the costs involved in defending, settling, or resolving those proceedings, could adversely affect our business, financial condition, or results of operations.

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

Our technologies, products and services may not be able to withstand third-party claims or rights against their use. The costs of supporting such litigation and disputes is considerable, and there can be no assurances that a favorable outcome will be obtained. We also may be required to settle such litigation and disputes on terms that are unfavorable and costly to us. The terms of any settlement or judgment may require us to cease some or all of our operations and/or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms or at all and may significantly increase our operating expenses. Our business and operating results could be materially and adversely affected as a result.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality, invention assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as applicable trademark, copyright, patent, and trade secret protection laws, to protect our proprietary rights. In the United States and various other countries, we have filed various applications for registration of certain aspects of our intellectual property. However, third parties may knowingly or unknowingly infringe upon our proprietary rights, third parties may challenge proprietary rights held by us, pending and future copyright, trademark, and patent applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. In addition, others may be able to claim priority and begin use of intellectual property to our detriment. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services and methods of operations. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

GPS is operated by the U.S. government. If U.S. policy were to change, and GPS were no longer supported by the U.S. government, or if user fees were imposed, there could be a material adverse effect on our business, financial conditions, and results of operations.

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

Our reputation and ability to attract and retain users and grow our business depends on our ability to operate our service at high levels of reliability, scalability and performance. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the availability or security of our mobile applications. Problems with the reliability or security of our mobile applications, and our internal information technology systems would harm our reputation, and the cost of remedying these problems could negatively affect our business, financial condition, and results of operations.

Damage to, or failure of, our systems or interruptions or delays in service from our third-party cloud service platforms could impair the delivery of our service and harm our business.

Any damage to, or failure of, our systems generally could result in interruptions in our service. In addition, we are heavily dependent on third-party cloud service providers to host our data. Any damage to, or failure of, our systems generally or those of our third-party providers’ hosting facilities, including as a result of unsuccessful or delayed data transfers, could result in interruptions in our service, which could cause our users and potential users to believe that our service is unreliable, and could accordingly negatively affect our business, financial condition and results of operations.

Computer malware, viruses, hacking, and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems or the systems of our vendors in the future. Though it is difficult to determine what, if any, harm may result directly from any specific interruption or attack, any failure to maintain performance, security, reliability, and availability of our products and technical infrastructure may harm our reputation and our ability to retain existing users and attract new users.

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

The shared micromobility industry is relatively nascent, rapidly evolving and increasingly regulated. Government authorities have, and may continue to seek to limit the use of our products and services in certain areas, restrict access entirely, or impose other restrictions that may affect the accessibility of our products and services for an extended period of time or indefinitely. In order to remain in good standing with government authorities and continue operating our fleets, we must adhere to evolving laws and regulations, limitations, vehicle caps, and enforced parking zones, among other restrictions in the cities in which we operate. From time to time, we may be required to compete with other micromobility operators in a Request for Proposal or similar permitting/licensing application process to gain long-term access to a particular market. Failure to win or renew a permit/license may result in a shutdown of existing operations within that market. In addition, government authorities may seek to restrict user access to our products and services if they consider us to be in violation of their laws or regulations or a threat to public safety or for other reasons, and certain of our products and services have been restricted by governments from time to time. In the event that access to our products or services is restricted, in whole or in part, or other restrictions are imposed on our products or services, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

Government regulation of the Internet and user privacy is evolving and negative changes could substantially harm our business and operating results.

We are subject to various business laws and regulations, including laws and regulations specifically governing the Internet and user privacy, including the processing and storage of personal information. Existing and future laws and regulations could impede the growth of the Internet or other online services. These laws and regulations may involve taxation, tariffs, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection and the characteristics and quality of products and services, any of which may substantially harm our business, financial condition and results of operations.

The European Union has recently implemented significant reforms to its data protection legal framework, which result in a greater compliance burden for companies with users in Europe, and which contemplates significant fines and penalties for noncompliance. Various other government and consumer agencies are likewise considering proposals for new regulation and changes in industry practices, which may be inconsistent with the laws of other jurisdictions. The interpretation and application of consumer and data protection laws in the United States, Europe and other jurisdictions where we operate or where our users are based can be uncertain and are in flux. In addition, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our interpretation and data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and financial results. The increased compliance burden resulting from these uncertainties and changes in laws and regulations may result in a material increase to our legal and operations costs, particularly if we are required to change our business practices, and may have a material adverse effect on our business.

The European Union adopted the GDPR in 2016, and it became effective in May 2018. The GDPR applies extraterritorially and imposes stringent requirements for controllers and processors of personal data. Such requirements include higher consent standards to process personal data, robust disclosures regarding the use of personal data, strengthened individual data rights, data breach notification requirements, limitations on data retention, strengthened requirements for special categories of personal data and pseudonymized (i.e., key-coded) data, and additional obligations for contracting with service providers that may process personal data. The GDPR further provides that E.U. member states may institute additional laws and regulations impacting the processing of personal data, including (i) special categories of personal data (e.g., racial or ethnic origin, political opinions, and religious or philosophical beliefs) and (ii) profiling of individuals and automated individual decision-making. Such additional laws and regulations could limit our ability to use and share personal or other data, thereby increasing our costs and harming our business and financial condition. Non-compliance with the GDPR (including any non-compliance by any acquired business) is subject to significant penalties, including fines of up to the greater of €20 million and 4% of total worldwide revenue, and injunctions against the processing of personal data. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws and regulations, which will increase our compliance costs and the risks associated with non-compliance. For example, the CCPA, which provides new data privacy rights for consumers and new operational requirements for businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA provisions or implement reasonable security procedures and practices to prevent data breaches. In addition, California passed the CPRA in November 2020, which further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements.

Other states have followed suit, including Virginia, which passed the Virginia Consumer Data Protection Act in March 2021, and Colorado, which passed the Colorado Privacy Act in June 2021, and these laws may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. The effects of the CCPA, the CPRA, and other similar state or federal laws, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Additionally, the CCPA and other legal and regulatory changes are making it easier for certain individuals to opt-out of having their personal data processed and disclosed to third parties through various opt-out mechanisms, which could result in an increase to our operational costs to ensure compliance with such legal and regulatory changes. In recent years, there has also been an increase in attention to and regulation of data protection and data privacy across the globe, including in the United States with the increasingly active approach of the FTC to enforcing data privacy under Section 5 of the FTC Act, which prohibits unfair and deceptive acts and practices.

Any failure or perceived failure by us to comply with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection or information security could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our businesses may limit the adoption and use of, and reduce the overall demand for, our platform. Additionally, if third parties we work with violate applicable laws, regulations, or agreements, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

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

Our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our features, websites, mobile applications, or our privacy policies. Furthermore, our business could be harmed by any significant change to applicable laws, regulations or industry practices or the requirements of platform providers regarding the use or disclosure of data our users choose to share with us, age verification, underage users or the manner in which the express or implied consent of users for such use and disclosure is obtained. Such changes may require us to modify our features, websites, mobile applications, and advertising practices, possibly in a material manner, and may limit our ability to use the data that our users share with us as well as our ability to monetize our products and services. In addition, any failure by us to comply with such laws and regulations could result in our incurrence of material liabilities.

We collect, store, process and use personal information and other customer data, which subjects us to governmental regulation and other legal obligations related to privacy, data protection, and information security, and our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, process and use personal information and other user data. Our users’ personal information may include, among other information, names, addresses, phone numbers, email addresses, payment account information, age, gender, ethnicity, GPS-based location, and activity patterns. Due to the volume and types of the personal information and other user data we manage and the nature of our products and services, the security features of our platform, applications and information systems are critical. If our security measures are breached, disrupted or fail, unauthorized persons may be able to obtain access to user data. If we or our third-party service providers or business partners were to experience a breach, disruption or failure of systems compromising our users’ data, or the media suggested that our security measures or those of our third-party service providers were insufficient, our brand and reputation could be adversely affected, use of our products and services could decrease, and we could be exposed to a risk of loss, litigation, and regulatory proceedings. Depending on the nature of the information compromised, in the event of a data breach, disruption or other unauthorized access to our user data, we may also have obligations to notify users about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises user data. Our users may also accidentally disclose or lose control of their passwords, creating the perception that our systems or those of our third-party service providers are not secure against third-party access. Additionally, if third parties with which we work, such as vendors, developers, third-party service providers, or business partners violate applicable laws, agreements, or our policies, or experience security breaches that affect our user information, such violations or breaches may also put our users’ information at risk and could in turn have an adverse effect on our business. While we maintain insurance coverage that, subject to policy terms and conditions and a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Expansion of products or services could subject us to additional laws and regulations, and any actual or perceived failure by us to comply with such laws and regulations or manage the increased costs associated with such laws or regulations could adversely affect our business, financial condition, or results of operations.

Laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. It is not always clear how existing laws and regulations apply to our business model. We strive to comply with all applicable laws and regulations, but the scope and interpretation of the laws and regulations that are or may be applicable to us is often uncertain and may conflict across jurisdictions. As we enter new businesses or introduce new lines of business, we may be subjected to ambiguous or broad laws and regulations which could adversely affect our operational costs.

We are regularly subject to claims, lawsuits, arbitration proceedings, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.

We are subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, arbitration proceedings, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances, or business practices.

The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, and sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition, and results of operations. For example, we are now subject to, and defending, consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The costs associated with an adverse outcome in that litigation, or in defending, settling, or resolving those proceedings, may have a material adverse effect on our business, results of operations, or financial condition. We are also subject to, and defending, proceedings alleging that individuals who previously provided services as Fleet Managers were misclassified as independent contractors in violation of the California Labor Code and wage laws. While these proceedings are in the early stages, the costs associated with an adverse outcome in that litigation, or in defending, settling, or resolving those proceedings, could harm our business, financial condition, and results of operations. Further, a determination that classifies a Fleet-Manager equivalent at a competitor as an employee, whether we are party to such determination or not, could cause us to incur significant expenses or require substantial changes to our business model.

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

We have been, and continue to be, subject to litigation and other actions brought by governmental entities, municipalities and private citizens alleging a variety of causes of actions, among other things, failure to operate with proper local permits, public nuisance and trespass related to the placements of our vehicles on public and private property, interfering with others’ use and enjoyment of, and access to, public and private property, and personal injuries and property damage caused by riders of our vehicles. The defense of these matters has and could continue to significantly increase our operating expenses. In addition, if we are determined to have violated applicable laws or regulations, or we settle or compromise these disputes, we may become required to change our operations or services in certain markets or globally, to change material components of our business strategy, to cease operations in one or more markets, and/or to pay substantial damages or fines. In the event that we were required to take one or more such actions, our business, prospects, financial condition, and operating results could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, and diversion of resources and management attention.

We are subject to various existing and future environmental and health and safety laws and regulations that could result in increased compliance costs or additional operating costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that could adversely impact our financial results or operations.

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

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new regulations enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, regulations, rules, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to electronic waste, could cause additional expenditures, restrictions, and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted.

Further, we rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of wastes, such as electronic waste, and to include end-of-life disposal or recycling. Any failure to properly handle or dispose of wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, including, but not limited to CERCLA, under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impact to human health and damages to natural resources. The costs of liability with respect to contamination could have a material adverse effect on our business, financial condition, or results of operations. Additionally, we may not be able to secure contracts with third parties and contractors to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

Separately, our company and our operations are subject to an increasing number of laws and regulations regarding ESG matters. For example, the FTC has published guidance, the FTC “Green Guides,” regarding the marketing of products or services as using renewable energy or resulting in carbon offsets. We may also be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements, and the failure to comply may result in substantial fines or other penalties that may adversely impact our business, financial condition, or results of operations.

Risks Related to Our Financial Results

Our ability to utilize historic losses to offset income in future years may be limited, including as a result of significant changes in our shareholder base or as a result of acquisition activity.

As of December 31, 2021, we had $815.0 million of U.S. federal net operating losses (“NOLs”), $524.9 million of state NOLs and $294.3 million of foreign NOLs available to reduce future taxable income. Our U.S. federal NOLs will begin to expire in 2037, our state NOLs will begin to expire in 2037, and our foreign NOLs are subject to various expiration dates. The Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the rules governing NOLs. For NOLs arising in tax years after December 31, 2017, the Tax Cuts and Jobs Act limits a taxpayer’s ability to use NOLs to 80% of taxable income (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. Bird’s ability to use these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs, may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Additionally, under Section 382 of the U.S. Internal Revenue Code of 1986 (as amended, the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future by way of the Acquisition Merger or otherwise. As a result, even if we earn net taxable income in the future, our ability to use Bird’s NOLs and other tax attributes to reduce such taxable income or tax liability may be subject to limitation, which could potentially result in increased future income tax liability for us.

Changes in our income tax rates or exposure to additional tax liabilities may affect our future financial results.

Significant judgments based on interpretations of existing tax laws and regulations are required in determining our worldwide provision for income taxes, and our estimates are not binding on tax authorities. Bird’s future effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including, but not limited to, changes in tax laws and regulations, policies, treaties, judicial decisions and interpretations thereof, changes in the regulatory environment, or changes in administrative, accounting and tax standards or practices, possible with retroactive effect. In addition, we are subject to the possible examination of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. Although we believe our tax estimates are reasonable, if the IRS or any other taxing authority disagrees with the positions taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

We must also charge, collect, and/or pay taxes other than income taxes, such as payroll, value-added, sales and use, property and goods and services taxes, in both U.S. and foreign jurisdictions. If tax authorities assert that we have a taxable nexus in a jurisdiction, they may seek to impose past as well as future tax liability and/or penalties. Any such imposition could also cause significant administrative burdens and decrease our future sales. Moreover, state and federal legislatures have been considering various initiatives that could change our tax position regarding sales and use taxes.

Changes to applicable tax laws and regulations or their interpretation could affect Bird’s business and future profitability.

We are a U.S. corporation and thus we are subject to U.S. corporate income tax on our worldwide income. Further, since Bird’s operations and customers are located throughout the United States, we are subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws and regulations, or policies could be changed, modified, interpreted or applied adversely to Bird and may have an adverse effect on our business and future profitability.

For example, in December 2017, the Tax Cuts and Jobs Act was enacted into law, resulting in significant changes to U.S. federal income taxation law, including changes to the U.S. federal income taxation of corporations, including Bird, and changes to the U.S. federal income taxation of stockholders in U.S. corporations, including investors in our securities. A shift in U.S. administration has impacted, and may in the future impact, U.S. federal income taxation of corporations, which could materially affect our results of operations.

In particular, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Bird) from 21% to 28%. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

As a result of plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.

As we expand our business operations, adopt new products and services and new distribution models, and implement changes to our operating structure, our effective tax rates may fluctuate widely in the future. For example, future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP. Additionally, we may be subject to significant income, withholding and other tax obligations in the United States and may become subject to taxation in numerous additional U.S. state and local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities, (b) changes in the valuation of deferred tax assets and liabilities, if any, (c) the expected timing and amount of the release of any tax valuation allowances, (d) the tax treatment of stock-based compensation expense, (e) changes in the relative amount of earnings subject to tax in the various jurisdictions, (f) the potential business expansion into, or otherwise becoming subject to tax in, additional jurisdictions, (g) changes in future levels of R&D spending, (h) mergers and acquisitions, (i) changes to existing intercompany structure (and any costs related thereto) and business operations, (j) the extent of intercompany transactions and the extent to which taxing authorities in relevant jurisdictions respect those intercompany transactions, and (k) the ability to structure business operations in an efficient and competitive manner. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our after-tax profitability and financial results may be affected.
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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and amortizable intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or other assets. In the event that we determine our goodwill or other assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Being a Public Company

Bird is an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to “emerging growth companies” and “smaller reporting companies” may make our securities less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”); (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements to hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2026, though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible debt securities held by non-affiliates. We intend to take advantage of each of the reduced reporting requirements and exemptions described above. As a result, Bird securityholders may not have access to certain information they may deem important.

Further, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Bird has elected, and expects to continue to elect, not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, Bird, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Bird’s financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.

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

It is difficult to predict whether investors will find our securities less attractive as a result of our taking advantage of these exemptions and relief granted to emerging growth companies and smaller reporting companies. If some investors find our securities less attractive as a result, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the market price of our securities may be more volatile.

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

Because we are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group, or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Travis VanderZanden controls over 70% of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and are not subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for selection by our board of directors, by the nominating committee. Although we do not currently rely on any of these exemptions, to the extent we do, holders of the shares of the Class A common stock, par value $0.0001 per share, of Bird Global (“Class A Common Stock”) will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Mr. VanderZanden may have his interest in us diluted due to future equity issuances or his own actions in selling shares of Class A Common Stock or Class X common stock, par value $0.0001 per share, of Bird Global (“Class X Common Stock”), in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

The requirements of being a public company require significant resources and management attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, Bird incurs legal, regulatory, finance, accounting, investor relations and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the NYSE rules and other applicable securities rules and regulations. Compliance with these enhanced rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly (although we are currently unable to estimate these costs with any degree of certainty), and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” or a “smaller reporting company.” The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management will need to devote a substantial amount of time to ensure that it complies with all of these requirements, diverting the attention of management away from revenue-producing activities. Further, these rules and regulations may make it more difficult and more expensive for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions, and other regulatory actions and potentially civil litigation.

If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.

As a public company, Bird has significant requirements for enhanced financial reporting and internal controls.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting in our second Annual Report on Form 10-K. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally acceptable accounting principles in the United States (“GAAP”). This assessment will need to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are no longer an “emerging growth company,” our auditors will be required to issue an attestation report on the effectiveness of our internal controls on an annual basis.

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, Bird may encounter problems or delays in completing the remediation of any deficiencies identified by its independent registered public accounting firm in connection with the issuance of its attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the Securities and Exchange Commission (“SEC”) and the NYSE. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we determined that material weaknesses existed in our internal control over financial reporting due to (i) ineffective controls to evaluate and review the accounting for equity and loss per share and (ii) limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by Bird. Although the material weaknesses have been remediated as of December 31, 2021, there can be no assurance that we will not identify additional material weaknesses in the future.

In future periods, if our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal control over financial reporting are identified, or such material weaknesses are not remediated on a timely basis, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our securities.

An active, liquid trading market for our securities may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for Bird Global’s Class A Common Stock and the public warrants to purchase shares of our Class A Common Stock (the “Warrants”) on the NYSE or any other exchange. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and Bird Global’s securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for our securities, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards, or acquire other companies, products, or technologies by using shares of capital stock as consideration.

The trading prices of our securities may be volatile, and you may not be able to sell your securities at or above the prices at which you acquired them.

The trading prices of our Class A Common Stock and Warrants may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond Bird’s control. These factors include:

•actual or anticipated fluctuations in operating results;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or changed recommendations for our industry in general;
•announcements of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•operating and share price performance of other companies in our industry or related markets;
•the timing and magnitude of investments in the growth of our business;
•actual or anticipated changes in laws and regulations;
•additions or departures of key management or other personnel;
•increased materials or labor costs;
•disputes or other developments related to intellectual property or other proprietary rights, including litigation;
•disputes or other developments related to allegations of misclassification of service providers, including Fleet Managers, as independent contractors, including litigation;
•the ability to market new and enhanced solutions on a timely basis;
•sales of substantial amounts of our Class A Common Stock by our board of directors, executive officers or significant stockholders or the perception that such sales could occur;
•changes in capital structure, including future issuances of securities or the incurrence of debt; and
•general economic, political and market conditions.

In addition, the stock market in general, and the stock prices of technology companies and companies that have gone public by merger with a special purpose acquisition company in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A Common Stock, regardless of actual operating performance.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about Bird’s business, the price and trading volume of our securities could decline.

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

In the past, following periods of volatility in the overall market and the market price of particular companies' securities, securities class action litigation has often been instituted against these companies. We may be the target of this type of litigation in the future. If instituted, securities litigation against Bird could result in substantial costs and damages, and divert management’s attention and resources from other business concerns, which could seriously harm our business, financial conditions, results of operations, or cash flows.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements, or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Risks Relating to Ownership of our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with Travis VanderZanden, Bird’s founder and Chief Executive Officer. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of our Class X Common Stock have 20 votes per share, while shares of our Class A Common Stock have one vote per share. Travis VanderZanden, Bird’s founder and Chief Executive Officer, holds all of the issued and outstanding shares of our Class X Common Stock. Accordingly, Mr. VanderZanden holds over 70% of the voting power of our capital stock on a fully diluted basis and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. VanderZanden may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company and might ultimately affect the market price of shares of our Class A Common Stock.

Our dual class structure may depress the trading price of our Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies in certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class share structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.

Bird has never paid cash dividends on its capital stock, and does not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our Class A Common Stock will be the sole source of gain for the foreseeable future.

Anti-takeover provisions contained in our organizational documents and applicable laws could impair a takeover attempt.

Our organizational documents afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable. We elected not to be governed by Section 203 of the Delaware General Corporation Law, but our organizational documents provide other restrictions that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions that have the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock, and could also affect the price that some investors are willing to pay for Class A Common Stock.

Bird Global’s sole material asset is its direct and indirect interests in its subsidiaries and, accordingly, Bird Global is dependent upon distributions from its subsidiaries to pay taxes and cover its corporate and other overhead expenses and pay dividends, if any, on our common stock.

Bird Global is a holding company and has no material assets other than its direct and indirect equity interests in its subsidiaries. Bird Global will have no independent means of generating revenue. To the extent Bird Global’s subsidiaries have available cash, Bird Global will cause its subsidiaries to make distributions of cash to pay taxes, cover Bird Global’s corporate and other overhead expenses and pay dividends, if any, on our common stock. To the extent that Bird Global needs funds and its subsidiaries fail to generate sufficient cash flow to distribute funds to Bird Global or are restricted from making such distributions or payments under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, Bird Global’s liquidity and financial condition could be materially adversely affected.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Bird is a remote-first company. In the second quarter of 2020, in an effort to mitigate the impact of the COVID-19 pandemic and preserve capital, we made the shift to remote-first work. Despite this transition, we continue to lease or license commercial and industrial facilities in the United States and Europe for use as service and distribution centers in certain markets. We also lease space in Southern California and in Shanghai, China for use as R&D centers and warehouse facilities. In addition, at the end of 2021, we moved our headquarters to Miami, Florida and took steps to provide employees with “social spaces” in Southern California and the Netherlands for in-person collaboration. We continue to invest as necessary in our current locations, which are generally used by all of our reportable segments, and we believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings
We are subject to claims, administrative actions, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including employment-related, personal injury, and products liability claims. For example, we are now subject to, and defending, consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The cases, which were filed in 2018 and 2019, were coordinated on October 7, 2020 in the Los Angeles Superior Court. We are also subject to, and defending, proceedings alleging that individuals who previously provided services as Fleet Managers were misclassified as independent contractors in violation of the California Labor Code and wage laws. We intend to vigorously defend these claims. The costs associated with an adverse outcome in that litigation, or in defending, settling, or resolving those proceedings, could have a material adverse effect on our business, results of operations, or financial condition. We do not believe that any other claims, administrative actions, government investigations, or other legal and regulatory proceedings to which we are currently a party are material, or that the outcome of any such actions could, in management’s judgment and based on information currently available, have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such claims, administrative actions, government investigations, or other legal and regulatory proceedings may nonetheless impose a significant burden on management and employees and may come with significant defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures
     Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information

On November 5, 2021, our Class A Common Stock and Warrants began trading on the NYSE under the symbols “BRDS” and “BRDS WS,” respectively. Prior to that time, there was no public market for our Class A Common Stock or Warrants.

Holders

As of February 15, 2022, there were 903 holders of record of our Class A Common Stock, one holder of record of our Class X Common Stock, and three holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividend on our common stock to date, and have no current plans to pay dividends on our common stock. The declaration, amount, and payment of any future dividends on shares of our common stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. Any financing arrangements that we or our subsidiaries enter into may include restrictive covenants that limit our ability to pay dividends.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on November 3, 2021.

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth elsewhere in this Annual Report on Form 10-K.

Our Business

Bird’s mission is to provide environmentally friendly transportation for everyone. We believe in leading the transition to clean, equitable transportation through innovation and technology. In partnership with cities, Bird’s proprietary technology and operations are revolutionizing the existing transportation paradigm by making lightweight electric vehicles readily available to rent or own around the world.

Since our first shared ride in 2017, we have facilitated over 130 million trips on Bird vehicles through our Sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs in over 400 cities worldwide. We believe that Bird is uniquely positioned to capture share in this market due to (i) our founder-led, visionary management team, (ii) our advanced technology and data platform, (iii) aligned incentives in the mutually beneficial operating model in which we utilize third-party logistics providers—Fleet Managers—to store, charge, maintain, and repair our vehicles, and (iv) our strong year-round unit economics.

COVID-19 accelerated the adoption of environmentally conscious, socially distanced transportation alternatives such as Bird. As the world enters a new, post-pandemic “normal,” we are continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues.

Business Model

We categorize our offerings into Sharing and Product Sales. Centered on our proprietary technology and vehicle designs, our offerings are aimed at revolutionizing urban mobility.

Sharing

We generate the substantial majority of our revenue from our Sharing business. Sharing provides riders with on-demand access to Bird vehicles, enabling them to locate, unlock, and pay for rides through our mobile application. Bird generates revenue from trips taken on our shared vehicles. For a single ride, riders typically pay a fixed unlock fee to access the vehicle in addition to a market-level, per-minute price for each minute the vehicle is in use.

Local in-market operations for our Sharing business are either managed In-House or with the support of a network of Fleet Managers. Prior to the second quarter of 2020, substantially all of our in-market operations were conducted via the In-House operating model. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to quickly relaunch and provide safe and socially distanced transportation options for our global city partners.

Fleet Managers typically manage logistics for fleets of 100 or more Bird-owned vehicles in their local markets, driving meaningful scale on a hyper-local level. With the support of our central operations team and advanced technology platform, Fleet Managers manage the day-to-day logistics responsibilities required for proper fleet management, including deploying, repairing, rebalancing, and sanitizing Bird vehicles. Through a revenue share model, Fleet Managers make money on rides taken on the vehicles in their care, creating built-in economic incentives to ensure these vehicles are properly maintained, frequently cleaned, and strategically placed to align with local demand. There are no upfront fees to Bird associated with becoming a Fleet Manager, and Fleet Managers typically utilize existing tools and resources to manage their fleet. As such, the Fleet Manager program provides economic advancement opportunities to local businesses, many of which were impacted by the COVID-19 pandemic.

Product Sales

Our Product Sales business consists primarily of vehicle sales to retail customers. In order to scale our mission and provide greater access to micromobility solutions, we sell several Bird-designed vehicle models through select retail channels. In addition to increasing brand awareness, sales of our products bolster our top-line revenue while leveraging existing investment in vehicle R&D. These products are typically purchased, stored, sold, and delivered to retail partners by a network of contracted distributors.

The Business Combination

On November 3, 2021, as contemplated by the Business Combination Agreement, Switchback reincorporated to the State of Delaware by merging with and into Bird Global, with Bird Global surviving the Domestication Merger as the sole owner of Merger Sub. At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of common stock of Bird Global was redeemed for par value; (b) each then-outstanding Class A ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of our Class A Common Stock; (c) each then-outstanding Class B ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of Class B common stock, par value $0.0001 per share, of Bird Global (the “Class B Common Stock”) (with each such share of Class B Common Stock thereafter converting, on a one-for-one basis, into a share of Class A Common Stock in connection with the Acquisition Merger); (d) each then-outstanding warrant of Switchback was assumed and converted automatically into a Warrant, pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A ordinary share and one-fifth of one warrant of Switchback , was canceled and converted into a unit of Bird Global, each consisting of one share of Class A Common Stock and one-fifth of one Warrant.

On November 4, 2021, as contemplated by the Business Combination Agreement, Merger Sub merged with and into Bird Rides, with Bird Rides surviving the Acquisition Merger as a wholly owned subsidiary of Bird Global. Substantially concurrently with the consummation of the Acquisition Merger, certain investors (the “PIPE Investors”) purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share (the “PIPE Financing”) pursuant to subscription agreements (the “Subscription Agreements”).

On November 4, 2021, as contemplated by the Business Combination Agreement, immediately prior to the effective time of the Acquisition Merger, each then-outstanding share of preferred stock of Bird Rides converted automatically into a number of shares of common stock of Bird Rides at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of Bird Rides (the “Conversion”).

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of common stock of Bird Rides, including shares of common stock resulting from the Conversion, but excluding then-outstanding shares of restricted stock of Bird Rides, were canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X Common Stock and (B) with respect to any other persons who held common stock of Bird Rides, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement) (the “Exchange Ratio”) and (ii) the contingent right to receive certain Earnout Shares (as defined below); (b) each then-outstanding and unexercised warrant of Bird Rides was automatically assumed and converted into a Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement); (c) each then-outstanding and unexercised option of Bird Rides was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; (d) each then-outstanding award of restricted stock of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; and (e) each then-outstanding award of restricted stock units (“RSUs”) of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class B Common Stock was converted, on a one-for-one basis, into a share of Class A Common Stock and each unit of Bird Global separated into one share of Class A Common Stock and one-fifth of one Warrant.

Key Factors Affecting Our Performance

Our financial position and results of operations depend to a significant extent on the following factors:

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic and corresponding health risks, we temporarily paused operations throughout Europe and in several cities in the United States to safeguard the health and safety of our customers and employees. In the United States, we continued to operate a limited number of reduced fleets in cities in which Bird was deemed an “essential service.” After ensuring our fleets could operate safely and in compliance with local guidelines, we resumed broader market operations starting in the second quarter of 2020 with the expanded goal of providing an affordable transportation option to communities in need of socially distanced forms of transportation.

The COVID-19 pandemic reduced global travel and altered daily commutes, which significantly impacted demand for shared micromobility. Furthermore, global supply chain disruptions impacted our vehicle supply in certain markets. In an effort to quickly relaunch our fleets and provide a safe transportation alternative, we accelerated our operating model evolution from In-House to Fleet Manager. We believe COVID-19 has accelerated the adoption of our offerings and created additional tailwinds for shared micromobility as people seek out socially distanced and environmentally conscious modes of transportation. However, as the situation continues to evolve, the existence of new variants, additional restrictions, or other actions taken to mitigate the pandemic could harm our results of operations.

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

We actively partner with cities to ensure our offerings, products and services are in compliance with local regulations. We develop programs alongside cities to maximize the positive impact of micromobility and provide customized tools and technology to assist in identifying and addressing transportation-related issues. Certain markets, such as smaller, long-tail markets, typically offer more favorable regulatory environments for our Sharing businesses. These long-tail markets are a key component of our growth strategy.

Ability to attract and retain the services of the best-in-class Fleet Managers

In the markets in which we operate via the Fleet Manager model, we must ensure we work with an adequate number of Fleet Managers to match the local demand for our Sharing businesses. When we enter a new market, we often need to invest in acquisition channels and sales efforts to drive sufficient scale of Fleet Managers in order to ensure ample vehicle supply for our riders. We also actively monitor the contractual performance of Fleet Managers and focus on retaining the services of best-in-class Fleet Managers, which can impact our financial performance and results of operations.

Vehicle performance

Our portfolio of Bird-designed vehicles benefits from our vehicle engineering team’s unique experience as the innovators of the shared electric scooter industry. New vehicle models deliver significant improvements across key vectors, including durability, ease of maintenance and repair, and battery life. Our ability to generate revenue from our Deployed Vehicles (as defined below) is dependent on sustaining strong vehicle performance and limiting vehicle depreciation, which is directly related to a vehicle’s useful life. We anticipate future investments in R&D, including investments in new and existing form factors, to increase adoption of our products and services and yield further cost improvements.

Fleet expansion and vehicle supply

Our business is dependent on ensuring sufficient supply of our vehicles to satisfy demand from new markets, to meet increased demand in existing markets, or to replace churned vehicles. We are also reliant upon availability of spare parts to repair our vehicles. We rely on a limited number of international suppliers to produce and manufacture our vehicles and vehicle components. As such, material changes in trade policy, increases in materials and logistics costs, or global supply chain disruptions have impacted and could materially impact our results of operations. While we believe we have a robust supply chain, our financial results would be impacted if the supply or cost of vehicles or vehicle components were to change materially.

Seasonality

We experience different levels of seasonality in each market in which we operate. Each market has unique seasonality, events, and weather that can increase or decrease rider demand for our shared micromobility offerings. For example, seasonality can be correlated to changes in the number of local residents and visitors, which may in turn be impacted by weather. Certain holidays have the potential to impact ride demand on the holiday itself or during the preceding and subsequent weekends. Additionally, inclement weather, including rain, snow, extreme temperatures, and natural disasters, tends to reduce the demand for our offerings. In order to mitigate the impact of seasonality and ensure our vehicles are protected, vehicles are proactively placed in reserve when we expect rider demand to decrease. When weather conditions improve or other seasonal factors increase demand for our services, we act quickly to redeploy vehicles and capture the upside. The seasonality of our businesses can also create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which can impact our financial performance, and results of operations.

Ability to compete effectively

The shared micromobility industry is highly competitive; thus, our ability to improve our results of operations and achieve our profitability goals are dependent upon our ability to compete effectively. We face competition from companies who may have greater brand recognition or more financial and marketing resources than we do, as well as potential future entrants. In certain markets, increased competition may impede our ability to receive operating permits, prevent us from operating at our desired capacity, or result in pricing pressure. In the future, we believe that industry consolidation could reduce the number of operators but result in larger competitors in certain markets. Despite these competitive dynamics, we believe that our superior vehicles (designed specifically for shared micromobility), operating model, and advanced technology and data platform differentiate our offerings from those of our competitors in a meaningful way.

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

Components of Our Results of Operations

Sharing Revenue

Our revenue is primarily generated from our Sharing business. Customers generally pay for their ride from their preloaded wallet balance on a per-ride basis, and revenue is typically recognized at the completion of the ride.

Product Sales Revenue

We also generate revenue from Product Sales, primarily consisting of sales of our vehicles to retail customers. Our retail customers include our distributors, retailers, and direct customers.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, primarily consists of variable costs. These costs have changed as our business model has migrated from reliance on the In-House operating model to the Fleet Manager program established in early 2020. Within both business models, costs of revenue include payment processing fees, network infrastructure, vehicle count adjustments, and city permit fees.

Payment processing fees include merchant fees and chargebacks. Network infrastructure includes the costs to host our mobile application, as well as our mobile data fees. Vehicle count adjustments include costs recognized from vehicle adjustments during quarterly hard counts at our regional distribution centers and in-market resource centers based on reporting from Fleet Managers.

Through early 2020, all of our Sharing business was supported by our In-House operating model. Costs related to In-House operations primarily include payments to contingent workers, service center overhead, and independent contractors for vehicle maintenance, including consumption of spare parts, and certain ancillary tasks, and service center and distribution network expenses. The service center and distribution network expenses are associated with charging, repairing, hibernating, and maintaining the vehicles.

In 2020, we launched our Fleet Manager program. The Fleet Manager operating model leverages support from local service providers to provide logistics for, and maintain fleets of, Bird-owned vehicles. Costs included within the Fleet Manager operating model primarily consist of the revenue share payments made to Fleet Managers.

Cost of Product Sales Revenue

Cost of Product Sales revenue primarily consists of the amount paid for the vehicles, freight to the customer, customs and duties, certain insurance costs, refurbishments, and any adjustments to inventory on hand.

Depreciation on Sharing Vehicles

We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on China. All models after our first model, Bird Zero, have been shipped as finished goods.

We depreciate released vehicles using a usage-based depreciation methodology based on the number of rides taken by customers.

Gross Margin

Gross margin represents our revenue less cost of revenue and any depreciation recognized on Sharing vehicles.

General and Administrative

General and administrative costs represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, benefits, travel, bonuses, and stock-based compensation expense (“personnel expenses”), software licenses and hardware, network and cloud, and IT services (“technology services”), professional service providers, off-site storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (“facilities expenses”) related to our general and administrative divisions. General and administrative costs are generally expensed as incurred. We incurred additional general and administrative expense during 2021, the year in which we consummated the Business Combination, as a result of the stock-based compensation expense associated with the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Selling and Marketing

Selling and marketing costs represent costs incurred by us to source new Fleet Managers and customers. These costs primarily consist of personnel expenses, advertising expenses, brand and creative services, promotional vehicles, and an allocation of certain technology services and facilities expenses related to our selling and marketing divisions. Selling and marketing costs are generally expensed as incurred. We incurred additional selling and marketing expense during 2021, the year in which we consummated the Business Combination, as a result of the stock-based compensation expense associated with the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Research and Development

Research and development costs represent costs incurred by us to develop, design, and enhance our hardware and software products, services, technologies, and processes. These costs primarily consist of personnel expenses, professional service providers, mechanical engineering, and an allocation of certain technology services and facilities expenses related to our research and development divisions. Research and development costs are generally expensed as incurred. We incurred additional research and development expense during 2021, the year in which we consummated the Business Combination, as a result of the stock-based compensation expense associated with the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Tariff Reimbursement

The U.S. government imposed Section 301 tariffs on certain goods imported from China into the United States, including our vehicles. Amounts were refunded in 2020 and recorded as tariff reimbursements. The refund had a material non-recurring impact in the first half of 2020. There were no similar refunds in 2021.

Interest Income (Expense), Net

Interest income primarily consists of interest earned on our money market accounts.

Interest expense primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency exchange gains and losses, costs associated with the issuance of derivative instruments, and mark-to-market adjustments of derivative liabilities.

Provision for Income Taxes

Provision for income taxes primarily consists of income taxes in foreign jurisdictions and U.S. state income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs, as well as the majority of our foreign deferred tax assets. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our results of operations for the periods presented. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$187,327	$79,941	$107,386	134.3%
Product sales	17,815	14,660	3,155	21.5
Total revenues	205,142	94,601	110,541	116.8
Cost of sharing, exclusive of depreciation	101,061	71,628	(29,433)	(41.1)
Cost of product sales	17,340	22,716	5,376	23.7
Depreciation on sharing vehicles	47,335	23,791	(23,544)	(99.0)
Gross margin	39,406	(23,534)	62,940	267.4
Other operating expenses(1):
General and administrative	209,998	152,910	(57,088)	(37.3)
Selling and marketing	17,906	18,404	498	2.7
Research and development	31,426	34,376	2,950	8.6
Tariff reimbursement	—	(24,986)	(24,986)	100.0
Total operating expenses	259,330	180,704	(78,626)	(43.5)
Loss from operations	(219,924)	(204,238)	(15,686)	(7.7)
Interest expense, net	(6,073)	(6,562)	489	7.5
Other income, net	29,873	2,634	27,239	**
Loss before income taxes	(196,124)	(208,166)	12,042	5.8
Provision for income taxes	209	64	(145)	(226.6)
Net loss	$(196,333)	$(208,230)	$11,897	5.7%

** Percentage not meaningful

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$—	$15	$(15)	**
Selling and marketing	2,714	895	1,819	203.2%
Research and development	5,182	892	4,290	480.9
General and administrative	78,735	4,372	74,363	**
Total	$86,631	$6,174	$80,457	**

** Percentage not meaningful

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	49.3	75.7
Cost of product sales	8.5	24.0
Depreciation on sharing vehicles	23.1	25.1
Gross margin	19.2	(24.9)
Other operating expenses:
General and administrative	102.4	161.6
Selling and marketing	8.7	19.5
Research and development	15.3	36.3
Tariff reimbursement	—	(26.4)
Total operating expenses	126.4	191.0
Loss from operations	(107.2)	(215.9)
Interest expense, net	(3.0)	(6.9)
Other income, net	14.6	2.8
Loss before income taxes	(95.6)	(220.0)
Provision for income taxes	0.1	0.1
Net loss	(95.7)%	(220.1)%

Sharing Revenue

Sharing revenue increased by $107.4 million in 2021, or 134.3%, as compared to the previous year, primarily attributable to an increase in the number of Rides (as defined below).

Product Sales Revenue

Product Sales revenue increased by $3.2 million in 2021, or 21.5%, as compared to the previous year, primarily attributable to the sale of new product offerings, such as the launch of our retail e-bikes in the second half of 2021.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, increased by $29.4 million in 2021, or 41.1%, as compared to the previous year, primarily due to an increase of $43.0 million in Fleet Manager operation costs offset by a decrease of $16.1 million in In-House operation costs as we shifted operating models in the first half of 2020. Other increases include $5.7 million in transaction processing fees and $2.0 million in network and cloud services driven by increases in Rides (as defined below) and Sharing revenue, which was partially offset by decreases of $4.9 million in vehicle production costs and vehicle count adjustments and $1.4 million in personnel expenses.

Cost of Product Sales Revenue

Cost of Product Sales revenue decreased by $5.4 million in 2021, or 23.7%, as compared to the previous year, primarily attributable to a $5.7 million decrease in vehicle production costs.

Depreciation on Sharing Vehicles

Depreciation on Sharing vehicles increased by $23.5 million in 2021, or 99.0%, as compared to the previous year, primarily attributable to increased Ride volumes that drove $25.8 million in increased revenue, partially offset by a decrease in vehicle mix and other of $2.3 million. The increase related to volume was primarily attributable to higher vehicle deployments and an increase in RpD (as defined below). The decrease related to vehicle mix and other was driven by improvements in vehicle expected lifetime Rides (as defined below), as we continue to shift our vehicle mix into more modern generations of Bird-designed vehicles.

General and Administrative Expenses

General and administrative expenses increased by $57.1 million in 2021, or 37.3%, as compared to the previous year, primarily attributable to an increase of $64.9 million in personnel expenses, partially offset by decreases of $6.2 million in facilities expenses and $1.2 million in business insurance expenses. Personnel expenses consist of an increase of $74.4 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards, offset by a decrease of $9.5 million of other personnel expenses due to a decrease in headcount.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.5 million in 2021, or 2.7%, as compared to the previous year, primarily attributable to decreases of $0.5 million in technology services expenses, $0.5 million in depreciation and amortization expenses, and $0.4 million in personnel expenses. Personnel expenses consist of a decrease of $2.2 million of other personnel expenses due to a decrease in headcount, offset by an increase of $1.8 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Research and Development Expenses

Research and development expenses decreased by $2.9 million in 2021, or 8.6%, as compared to the previous year, primarily attributable to decreases of $1.0 million in mechanical engineering expenses, $1.0 million in personnel expenses, and $0.6 million in facilities expenses. Personnel expenses consist of a decrease of $5.3 million of other personnel expenses due to a decrease in headcount, offset by an increase of $4.3 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Tariff Reimbursement

Tariff reimbursement expenses decreased by $25.0 million in 2021, or 100.0%, as compared to the previous year, primarily attributable to a nonrecurring refund recognized in 2020 for tariffs paid on vehicles purchased and imported into the United States prior to 2020.

Interest Expense, Net

Interest expense, net decreased by $0.5 million in 2021, or 7.5%, as compared to the previous year, primarily attributable to a reduction in the outstanding debt balance.

Other Income, Net

Other income, net increased by $27.2 million in 2021, as compared to the previous year, primarily attributable to $51.0 million of income resulting from mark-to-market adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing (through which we raised net proceeds of $207.8 million) and the Business Combination and the PIPE Financing (through which we raised net proceeds of $217.1 million), partially offset by $13.2 million of transaction costs allocated to derivative liabilities assumed in connection with the Business Combination and $7.5 million in net currency exchange losses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in our final prospectus filed with the SEC pursuant to Rule 424(b)(3) (No. 333-256187) on October 7, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird.”

Key Operating Metrics and Non-GAAP Financial Measures

We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
	(in millions, except as otherwise noted)
Operating Metrics:
Rides	40.2	18.3	40.1
Average Rides per Deployed Vehicles per Day (x)	1.6x	1.3x	2.5x
Average Deployed Vehicles (in thousands)	68.6	37.6	43.5
Gross Transaction Value	$241.5	$115.2	$161.9
Non-GAAP Financial Metrics:
Ride Profit (before Vehicle Depreciation)	$91.3	$15.7	$(3.5)
% of Sharing Revenue	48.8%	19.6%	(2.5)%
Ride Profit (after Vehicle Depreciation)	$41.5	$(10.1)	$(115.7)
% of Sharing Revenue	22.2%	(12.7)%	(82.3)%
Adjusted EBITDA	$(66.9)	$(176.2)	$(228.0)

Operating Metrics

Rides: Rides is a key indicator of the usage and scale of our Sharing business. We calculate Rides as the total number of trips completed by customers of our Sharing business. Rides have increased significantly as we have scaled our operations and witnessed the rapid adoption of shared micromobility by both riders and cities. Rides are seasonal to a certain degree. We typically experience higher levels of activity in the second and third quarters as a result of improved weather conditions in the Northern Hemisphere and lower levels of activity in the first and fourth quarters as conditions worsen.

Rides per Deployed Vehicle per Day (“RpD”): RpD represents the rate at which our shared vehicles are utilized by riders. We calculate RpD as the total number of Rides divided by total Deployed Vehicles (as defined below) in our Sharing business each calendar day.

Deployed Vehicles: Deployed Vehicles represent the number of vehicles available to riders through our Sharing business. We calculate Deployed Vehicles on a pro-rata basis over a 24-hour period, wherein two vehicles deployed for a combined period of 24 hours equate to one Deployed Vehicle. Deployed Vehicles constitute a portion of our total fleet, and we strategically deploy vehicles depending on a variety of factors, including weather, historical demand, time of day, and day of the week. If a vehicle is charging, under repair, or temporarily missing, it is not considered deployed. During the winter months, we proactively place portions of our fleet in reserve to align with seasonal demand and preserve our asset base. Therefore, Deployed Vehicle volumes tend to fluctuate seasonally.

Gross Transaction Value (“GTV”): GTV reflects the total dollar value, excluding any applicable taxes, of Rides in our Sharing business and vehicle sales to retail customers in our Product Sales business, in each case without any adjustment for retail discounts or refunds. In order to calculate GTV, we add back contra revenues from both our Sharing and Product Sales businesses and adjustments to the Bird Platform revenue we recognize. GTV is a key indicator of the scale of our business and ultimately drives revenue.

The following table presents a breakdown of our calculation of GTV:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Revenue	$205.1	$94.6	$150.5
Contra Revenue	17.7	10.6	10.6
Platform Adjustment(1)	18.7	10.0	0.8
Gross Transaction Value	$241.5	$115.2	$161.9

(1) Represents the difference between the full amount charged to Bird Platform partner riders (excluding applicable taxes) and the revenue recognized by Bird.

Non-GAAP Financial Measures and Reconciliations of Non-GAAP Financial Measures

Ride Profit: Ride Profit reflects the profit generated from Rides in our Sharing business after accounting for direct Ride expenses, which primarily consist of payments to Fleet Managers. Other Ride costs include payment processing fees, network infrastructure, and city permit fees. We calculate Ride Profit (i) before vehicle depreciation to illustrate the cash return and (ii) after vehicle depreciation to illustrate the impact of the evolution of our vehicles. We calculate Ride Profit Margin as Ride Profit divided by the revenue we generate from our Sharing business. We believe that Ride Profit is a useful indicator of the economics of our Sharing business as it excludes indirect, unallocated expenses such as research and development, selling and marketing, and general and administrative expenses.

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Gross margin	39.4	(23.5)	(135.7)
Vehicle depreciation(1)	49.8	25.8	112.2
Vehicle count adjustments(2)	2.6	5.5	9.7
Product Sales division(3)	(0.5)	7.9	10.3
Ride Profit (before Vehicle Depreciation)	91.3	15.7	(3.5)
Vehicle depreciation(1)	(49.8)	(25.8)	(112.2)
Ride Profit (after Vehicle Depreciation)	41.5	(10.1)	(115.7)

(1) We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation and other adjustments, which were $(2.5) million and $(2.0) million for the years ended December 31, 2021 and 2020, respectively.
(2) We exclude vehicle count adjustments as these adjustments are made based on results of physical inventory counts, which are non-cash in nature.
(3) We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners.

Adjusted EBITDA: Adjusted EBITDA is a supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months in the Northern Hemisphere. We calculate Adjusted EBITDA as net profit or loss, adjusted to exclude (i) interest expense (income), net, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other income (expense), net, (viii) legal settlements and reserves, and (ix) other non-recurring, non-cash, or non-core items.

The following table presents a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Net loss	$(196.3)	$(208.2)	$(387.5)
Interest expense, net	6.1	6.6	5.0
Provision for income taxes	0.2	0.1	0.3
Depreciation and amortization (1)	54.9	35.4	116.1
Vehicle count adjustments	2.6	5.5	9.7
Stock-based compensation expense	86.7	6.1	30.6
Tariff refunds (2)	—	(25.0)	—
Other income, net	(29.9)	(2.6)	(3.0)
Legal settlements and reserves	7.4	5.9	0.8
Other non-recurring, non-cash, or non-core items (3)	1.4	—	—
Adjusted EBITDA	$(66.9)	$(176.2)	$(228.0)

(1) Depreciation and amortization excludes tariff depreciation and other adjustments, which were $(3.3) million and $(2.9) million for the years ended December 31, 2021 and 2020, respectively.
(2) Consists of a refund for import duties that were charged to import our products from China into the United States. We exclude this as it is non-recurring in nature and not indicative of our core operating performance.
(3) Consists of $1.4 million of non-recurring costs incurred in connection with the Business Combination, including a one-time IPO-related bonus to Fleet Managers, for the year ended December 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the issuance of preferred stock and debt. As of December 31, 2021, we had cash and cash equivalents totaling $128.6 million. Cash equivalents consist primarily of money market securities and all cash and money market investments are deposited with institutions management believes are of high credit quality.

In April 2021, our wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”). The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany lease agreement (the “Scooter Lease”). We intend to use the Vehicle Financing Facility to finance the majority of our future vehicle capital expenditures.

In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in proceeds of $217.1 million, net of transaction costs, and access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. As of December 31, 2021, we had $101.2 million of availability under the Vehicle Financing Facility.

We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility will be sufficient to satisfy our currently anticipated cash requirements, including working capital requirements, capital expenditures, debt service, and other liquidity requirements, through at least the next 12 months from the date of this Annual Report on Form 10-K.

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

Until we can generate sufficient revenue to fund working capital, make capital expenditures, and service our debt, we expect to primarily fund cash needs through a combination of equity and debt financing. Furthermore, in the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, and we may be required to seek additional equity or debt financing to consummate such transactions. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, financial condition, and results of operations.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(131,627)	$(150,151)
Net cash (used in) provided by investing activities	(215,698)	56,302
Net cash provided by financing activities	$443,371	$31,866

Operating Activities

Net cash used in operating activities was $131.6 million for the year ended December 31, 2021, primarily consisting of $196.3 million of net loss, adjusted for certain non-cash items, which primarily consisted of $86.6 million of stock-based compensation expense, $51.6 million of depreciation and amortization, $7.2 million of non-cash vehicle expenses, $2.8 million of bad debt expense, $2.3 million of loss on extinguishment of debt, and $1.7 million of debt discount accretion, offset by $37.8 million of expensed transaction costs and mark-to-market adjustments of derivative liabilities and $50.3 million of changes in working capital. The cash used in working capital was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other current assets and decreases in accounts payable and other liabilities, offset by an increase in accrued expenses and other current liabilities.

Net cash used in operating activities was $150.2 million for the year ended December 31, 2020, primarily consisting of $208.2 million of net loss, adjusted for certain non-cash items, which primarily consisted of $32.5 million of depreciation and amortization, $12.0 million of non-cash vehicle expenses, $6.2 million of stock-based compensation expense, $3.4 million of loss on disposal of property and equipment, $2.6 million of debt discount accretion, and $1.2 million of changes in working capital. The cash provided by working capital was primarily driven by a decrease in prepaid expenses and other current assets and increases in accrued expenses and other current liabilities and deferred revenue, offset by decreases in accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities was $215.7 million for the year ended December 31, 2021, primarily consisting of $214.9 million of cash used in the purchases of vehicles.

Net cash provided by investing activities was $56.3 million for the year ended December 31, 2020, primarily consisting of $68.7 million of cash acquired in business combinations, partially offset by $11.9 million of cash used in the purchases of vehicles.

Financing Activities

Net cash provided by financing activities was $443.4 million for the year ended December 31, 2021, primarily consisting of $249.6 million of proceeds from the Business Combination and PIPE Financing, $207.8 million of proceeds from the issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs, and $52.7 million of proceeds from the issuance of debt, net of issuance costs, partially offset by $40.6 million of payments for settlement of debt and $25.9 million for the transactions costs incurred in connection with the Business Combination and PIPE Financing.

Net cash provided by financing activities was $31.9 million for the year ended December 31, 2020, primarily consisting of $51.7 million of proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs, partially offset by $18.8 million of payments for settlement of debt and $2.0 million of payments for settlement of warrants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Debt and leases:
Debt obligations	$49,094	49,094	—	—
Operating leases	$6,626	4,410	2,048	168
Other:
Software and hosting purchase commitments(1)	$50,233	12,206	25,309	12,718
Vehicle purchase commitments	$21,358	21,358	—	—
Total	$127,311	$87,068	$27,357	$12,886

(1)As of December 31, 2021, our software and hosting purchase commitments primarily pertained to the purchase of network and cloud services. The purchase commitments end on various dates that extend into 2025. These purchase commitments are not recorded as liabilities on the consolidated balance sheet as of December 31, 2021 as we had not yet incurred the related services.

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

We believe that the following critical accounting policies reflect the more significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Bird’s Sharing business provides seamless, on-demand access to Bird vehicles, enabling riders to locate, unlock, and pay for rides through the Bird App. The Company’s revenue is principally derived from service fees paid by end-users for access to Bird vehicles in connection with its Sharing solutions. The rentals of vehicles by end-users are considered to be leases pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, in which we are the lessor. We treat any credit, coupon, or rider incentive as a reduction to the revenue for the ride in the period to which it relates. Sales taxes, including value added taxes, are excluded from reported revenue.

We also have revenues pursuant to ASC 606, Revenue from Contracts with Customers, related to retail sales of vehicles direct to end-users, retailers, and distributors. We consider our only performance obligation in these transactions to be to provide the customer with the ordered vehicle.

Business Combinations

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the fair value of the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is tested for impairment, at a reporting unit level, on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of our qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative impairment test will be required.

For the qualitative analysis, we consider financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, and the timing of the last performance of a quantitative assessment. For quantitative assessments, we estimate the fair value of the selected reporting units primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, economic projections, and marketplace data, and compare the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires estimates, assumptions and judgments about projected revenue growth, future operating margins, discount rates, and terminal values over a multi-year period. We have elected to make the first business day of the first month in our fiscal fourth quarter the annual impairment assessment date for goodwill. Changes in economic and operating conditions impacting these estimates, assumptions and judgments could result in goodwill impairment in future periods.

The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value of the reporting units exceeded its carrying value. No impairment charge was recorded in any of the periods presented in the consolidated financial statements.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized primarily from RSUs and stock options granted under the Bird Global, Inc. Amended and Restated 2017 Stock Plan (the “2017 Plan”) and the Bird Global, Inc. 2021 Incentive Award Plan (the “2021 Plan”). Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards and is recognized over the requisite service period of the awards, which is generally the vesting period. For awards with only service-based vesting conditions, we recognize compensation cost using the straight-line method. For awards with service-based vesting conditions as well as performance-based or market-based vesting conditions, we recognize compensation cost using the accelerated attribution method. The Company accounts for forfeitures as they occur.

Common Stock

Prior to November 2021, our management and board of directors considered various objective and subjective factors to determine the fair value of the underlying common stock as of each grant date. The factors considered by our management and board of directors included the following:

•contemporaneous valuations performed at periodic intervals;
•rights, preferences, and privileges of our preferred stock relative to those of our common stock;
•our actual and expected operating and financial performance;
•pricing and timing of transactions in our equity;
•likelihood of achieving a liquidity event, such as an initial public offering;
•market multiples of comparable companies in our industry;
•stage of development;
•industry information, such as market size and growth;
•illiquidity of stock-based awards involving securities in a private company; and
•macroeconomic conditions.

Our board of director’s assessments of the fair value of our common stock for grant dates between the dates of the valuations were based in part on the currently available financial and operational information and our common stock value in the most recent valuation analysis as compared to the timing of each grant. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

We have used the Probability Weighted Expected Return Method (“PWERM”) to determine the fair value of our common stock. Under PWERM, several valuation approaches were used and then combined into a single probability weighted valuation. The approaches included the use of initial public offering scenarios and a scenario assuming continued operation as a private entity.

Application of these approaches involves the use of estimates, assumptions, and judgments that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those estimates and assumptions could impact our valuations as of each valuation date and could have a material impact on the valuation of our common stock.

For valuations after the consummation of the Business Combination, our board of directors determines the fair value of each share of underlying Class A Common Stock based on the closing price of our Class A Common Stock as reported on the date of grant.

Stock Options

We use the Black-Scholes-Merton option pricing model to estimate the grant-date fair value of stock option grants. The Black-Scholes-Merton option pricing model requires management to make a number of key assumptions, including the fair value of the underlying common stock, expected volatility, expected term, risk-free interest rate, and expected dividends. Prior to November 2021, our common stock was not publicly traded and, after November 2021, our common stock does not have sufficient trading history. As a result, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares over the relevant vesting or estimated liquidity period. The expected term represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term.

RSUs

Prior to the consummation of the Business Combination in November 2021, we generally granted RSUs that vest upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition. The fair value of the RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the achievement of the liquidity event-related performance vesting condition becomes probable. The service-based vesting condition is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was deemed probable in November 2021. Since November 2021, with the exception of the Management Award RSUs discussed below, we have generally granted RSUs that vest upon only the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.

Management Award RSUs

In November 2021, our board of directors granted RSU awards to certain employees (the “Management Award RSUs”), which vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals. We estimated the grant-date fair value of the Management Award RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. The Monte Carlo simulation considers several variables and assumptions in estimating the grant-date fair value, including the per-share fair value of the underlying common stock, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We will recognize stock-based compensation expense over the derived service period of each of the three stock price goals. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Subject to continued service by these employees, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved.

Vehicles, net

Vehicles consist of vehicles that are used within the Company’s Sharing business. The capitalized cost of vehicles includes freight from manufacturers and any customs or duties incurred. The vehicles balance is comprised of those vehicles that are in transit from the contract manufacturer to Bird, held by Bird but not yet deployed in market, and those that are deployed in market and available for use in our Sharing business. We recognize depreciation related to the vehicles used in our Sharing business using a usage-based depreciation methodology based on the number of rides taken by customers. The estimated total number of lifetime rides of our vehicles are based on many factors, including historical ride information and any anticipated changes to future vehicle utilization. Spare parts are expensed as a cost of revenue when used by the Company for vehicle maintenance and repairs.

The Company updates its estimated useful life assumption based on changes in activity of the vehicles and accelerates depreciation on vehicles that have been determined to be no longer active.

Derivative Liabilities

Earnout Shares

In connection with the execution of the Business Combination Agreement, the Company designated 30,000,000 shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or an RSU of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The “Earnout Triggering Events” are tied to the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

Of the 30,000,000 Earnout Shares, 27,925,828 shares are designated for the holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination and are not subject to a continued service requirement. This portion of the Earnout Shares is classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Company calculates the fair value of the liability-classified Earnout Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

Switchback Founder Earn Back Shares

In connection with the execution of the Business Combination Agreement, NGP Switchback II, LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021 (the “Letter Agreement Amendment”), pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 1,976,563 shares of Class A Common Stock held by them (“Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

The Switchback Founder Earn Back Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Company calculates the fair value of the liability-classified Switchback Earn Back Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

Private Placement Warrants and C-1 Warrants

Immediately after giving effect to the Business Combination, the Company assumed 6,550,000 private placement warrants from Switchback (the “Private Placement Warrants”). Each warrant entitles the registered holder to purchase one share of Class A Common Stock at the exercise price of $11.50 per share, subject to certain redemption rights. In addition, there were 59,908 warrants outstanding to purchase shares of Class A Common Stock at an exercise price of $13.36 per share (the “C-1 Warrants”).

The Private Placement Warrants and C-1 Warrants are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Company calculates the fair value of the Private Placement Warrants and C-1 Warrants based on the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. The Company calculated the expected term as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The Company’s Class A Common Stock does not have sufficient trading history and, therefore, the Company used the historical volatility of the stock prices of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

Public Warrants

Immediately after giving effect to the Business Combination, the Company assumed 6,324,972 public warrants from Switchback (the “Public Warrants”). Each warrant entitles the registered holder to purchase one share of Class A Common Stock at the exercise price of $11.50 per share.

The Public Warrants are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Public Warrants liability was measured at fair value at the effective time of the Acquisition Merger, and will be remeasured at fair value through other income (expense) at each subsequent reporting period. The Company calculates the fair value of the Public Warrants based on the publicly traded price of the Public Warrants on the measurement date.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Jumpstart Our Business Startups Act of 2012

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an emerging growth company and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes, and we do not otherwise have any derivative or other financial instruments outstanding.

Inflationary factors, such as increases in our costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin or decrease our operating expenses as a percentage of our revenues if the prices of our products and services do not increase as much or more than our increase in costs.

Interest Rate Risk

We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. On April 27, 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a floating rate based on LIBOR plus a margin of 8.5%. The Vehicle Financing Facility better matches our capital expenditure outflows to seasonal peaks when vehicles generate the most cash, and includes a repayment mechanism directly tied to revenue generation by vehicles on lease by the SPV to Bird Rides under the Scooter Lease. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Assuming that the full amount available under the Vehicle Financing Facility was drawn, a 100 basis point increase or decrease in interest rate would result in a change in our annual interest expense of $1.0 million.

In addition, LIBOR may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.

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

We have experienced and will continue to experience fluctuations in our results of operations as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bird Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bird Global, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Los Angeles, California
March 15, 2022

Bird Global, Inc.
Consolidated Balance Sheets

(In thousands, except per share amounts and number of shares)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$128,556	$43,158
Restricted cash and cash equivalents—current	30,142	9,609
Accounts receivable, net	8,397	2,857
Inventory	28,242	5,256
Prepaid expenses and other current assets	33,778	8,254
Total current assets	229,115	69,134
Restricted cash and cash equivalents—non current	1,203	1,000
Property and equipment, net	1,526	4,152
Vehicle deposits	117,071	13,290
Vehicles, net	118,949	81,105
Goodwill	121,169	131,255
Other assets	8,228	3,944
Total assets	$597,261	303,880
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,002	$12,212
Accrued expenses	31,428	20,004
Deferred revenue	43,345	42,900
Notes payable—current	49,094	29,280
Other current liabilities	5,089	5,078
Total current liabilities	133,958	109,474
Derivative liabilities	136,196	450
Other liabilities	6,282	9,722
Total liabilities	276,436	119,646
Commitments and contingencies
Redeemable Convertible Preferred Stock(1)
Redeemable convertible preferred stock, $0.000001 par value, 152,353,768 shares authorized and 135,225,157 shares issued and outstanding as of December 31, 2020	—	1,044,282
Stockholders’ Equity (Deficit)(1)
Founders convertible preferred stock, $0.000001 par value, 6,591,055 shares authorized and 3,993,432 shares issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 1,000,000,000 authorized and 238,089,017 shares issued and outstanding as of December 31, 2021, Class X common stock, $0.0001 par value, 50,000,000 shares authorized and 34,534,930 shares issued and outstanding as of December 31, 2021, and common stock, $0.000001 par value, 241,883,501 shares authorized and 47,713,169 shares issued and outstanding as of December 31, 2020	27	—
Additional paid-in capital	1,475,300	92,654
Accumulated other comprehensive income	7,538	13,005
Accumulated deficit	(1,162,040)	(965,707)
Total stockholders’ equity (deficit)	320,825	(860,048)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$597,261	$303,880
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts and number of shares)

	December 31,
	2021	2020	2019
Revenues:
Sharing	$187,327	79,941	140,448
Product sales	17,815	14,660	10,076
Total revenues	205,142	94,601	150,524
Cost of sharing, exclusive of depreciation	101,061	71,628	153,646
Cost of product sales	17,340	22,716	20,319
Depreciation on sharing vehicles	47,335	23,791	112,234
Gross margin	39,406	(23,534)	(135,675)
Other operating expenses:
General and administrative (including stock-based compensation expense of $78.7 million, $4.4 million and $28.8 million for years ended December 31, 2021, 2020 and 2019, respectively)	209,998	152,910	192,063
Selling and marketing (including stock-based compensation expense of $2.7 million, $0.9 million and $0.8 million for years ended December 31, 2021, 2020 and 2019, respectively)	17,906	18,404	16,656
Research and development (including stock-based compensation expense of $5.2 million, $0.9 million and $1.2 million for years ended December 31, 2021, 2020 and 2019, respectively)	31,426	34,376	40,836
Tariff reimbursement	—	(24,986)	—
Total operating expenses	259,330	180,704	249,555
Loss from operations	(219,924)	(204,238)	(385,230)
Interest expense, net	(6,073)	(6,562)	(4,955)
Other income, net	29,873	2,634	2,979
Loss before income taxes	(196,124)	(208,166)	(387,206)
Provision for income taxes	209	64	276
Net loss	$(196,333)	$(208,230)	$(387,482)
Net loss per share attributable to common stockholders, basic and diluted	$(2.51)	$(5.57)	$(18.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(1)	84,260,800	37,366,609	21,156,933
(1) Weighted-average shares have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Comprehensive Loss

(In thousands)

	December 31,
	2021	2020	2019
Net loss	$(196,333)	$(208,230)	$(387,482)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(5,467)	13,675	(583)
Other comprehensive (loss) income, net of tax	(5,467)	13,675	(583)
Total comprehensive loss, net of tax	$(201,800)	$(194,555)	$(388,065)
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Shares	Amount
Balance as of January 1, 2019(1)	112,844,442	522,357	—	—	—	—	4,540,177	—	16,375,119	—	53,590	(87)	(369,995)	(316,492)
Retroactive application of Business Combination	(13,589,137)	—	—	—	—	—	(546,745)	—	(1,971,951)	—	—	—	—	—
Adjusted balance, beginning of period	99,255,305	522,357	—	—	—	—	3,993,432	—	14,403,168	—	53,590	(87)	(369,995)	(316,492)
Net loss													(387,482)	(387,482)
Issuance of Common Stock to Board of Directors									6,302,818	—				—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									2,105,336	—	1,219			1,219
Vesting of Common Stock									7,807,303	—
Stock-based compensation expense											30,738			30,738
Issuance of Series C-1 Redeemable Convertible Preferred Stock, net of issuance costs	4,535,550	60,510												—
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	14,409,859	211,433												—
Issuance of Series D-1 Redeemable Convertible Preferred Stock for acquisition	563,158	8,271												—
Foreign currency translation adjustment												(583)		(583)
Balance at December 31, 2019	118,763,872	802,571	—	—	—	—	3,993,432	—	30,618,625	—	85,547	(670)	(757,477)	(672,600)
Net loss													(208,230)	(208,230)
Issuance of Common Stock to Board of Directors									4,201,879	—				—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									5,085,362	—	933			933
Vesting of Common Stock									7,807,303	—
Stock-based compensation expense											6,174			6,174
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	3,524,037	51,711												—
Issuance of Series D and D-2 Redeemable Convertible Preferred Stock for acquisition	12,937,248	190,000												—
Foreign currency translation adjustment												13,675		13,675
Balance at December 31, 2020	135,225,157	1,044,282	—	—	—	—	3,993,432	—	47,713,169	—	92,654	13,005	(965,707)	(860,048)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Shares	Amount
Balance as of December 31, 2020(1)	135,225,157	1,044,282	—	—	—	—	3,993,432	—	47,713,169	—	92,654	13,005	(965,707)	(860,048)
Net loss													(196,333)	(196,333)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									3,958,163	—	423			423
Vesting of Common Stock									4,032,188	—	—			—
Stock-based compensation expense											86,631			86,631
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)	—	(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of issuance costs, and accrual of paid-in kind dividends					45,397,329	255,863					(15,540)			(15,540)
Conversion of Redeemable Convertible Prime Preferred Stock, Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, and Founders Convertible Preferred Stock to Common Stock			(135,225,157)	(1,044,282)	(45,397,329)	(255,863)	(3,993,432)	—	184,615,918	24	1,300,121			1,300,145
Issuance of Common Stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities									32,304,509	3	11,011			11,014
Foreign currency translation adjustment												(5,467)		(5,467)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	272,623,947	27	1,475,300	7,538	(1,162,040)	320,825
(1) Shares of Redeemable Convertible Preferred Stock, Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, Founders Convertible Preferred Stock, and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(196,333)	$(208,230)	$(387,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed transaction costs and mark-to-market adjustments of derivative liabilities	(37,811)	—	—
Depreciation and amortization	51,592	32,495	116,953
Non-cash vehicle expenses	7,233	11,998	18,082
Share-based compensation expense	86,631	6,174	30,738
Debt discount accretion	1,695	2,635	1,296
Bad debt expense	2,766	463	2,135
Loss on extinguishment of debt	2,304	—	1,514
Loss on disposal of property and equipment	156	3,407	—
Other	392	(300)	(614)
Changes in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(8,372)	(662)	(4,553)
Inventory	(9,331)	(901)	(4,361)
Prepaid expenses and other current assets	(24,176)	7,095	(6,580)
Other assets	200	(162)	145
Accounts payable	(7,485)	(15,096)	(15,514)
Deferred revenue	16	6,203	30,341
Accrued expenses and other current liabilities	2,335	6,454	2,994
Other liabilities	(3,439)	(1,724)	5,529
Net cash used in operating activities	(131,627)	(150,151)	(209,377)
Cash flows from investing activities
Purchases of property and equipment	(846)	(500)	(7,179)
Purchases of vehicles	(214,852)	(11,862)	(101,381)
Net cash acquired (used) in acquisitions	—	68,664	(171)
Net cash (used in) provided by investing activities	(215,698)	56,302	(108,731)
Cash flows from financing activities
Proceeds from Business Combination and PIPE financing	249,610	—	—
Transaction costs paid in connection with Business Combination and PIPE financing	(25,946)	—	—
Proceeds from issuance of debt, net of issuance costs	52,680	—	69,787
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	51,711	271,943
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	207,814	—	—
Proceeds from issuance of common stock	423	933	1,219
Payment for settlement of warrants	(600)	(2,002)	(3,000)
Payment for settlement of debt	(40,610)	(18,776)	(21,337)
Net cash provided by financing activities	443,371	31,866	318,612
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	10,088	(3,590)	(1,049)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	106,134	(65,573)	(545)
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	53,767	119,340	119,885
End of period	$159,901	$53,767	$119,340
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	128,556	43,158	109,160
Restricted cash and cash equivalents	31,345	10,609	10,180
Total cash and cash equivalents and restricted cash and cash equivalents	$159,901	$53,767	$119,340
Non-cash activities:
Conversion of redeemable convertible preferred stock to common stock in connection with the Business Combination	$1,300,121
Transaction costs not yet paid	$6,563	$—	$—
Fair value of net asset acquired in non cash acquisition	$—	$190,000	$—
Conversion of convertible debt to redeemable convertible preferred stock in acquisition	$—	$—	$8,271
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$695	$4,278	$3,271
Income taxes	$263	$214	$916
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird” or the “Company”) was incorporated in Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides, Inc. (“Bird Rides”). Bird Global was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement”), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global.

Bird is a micromobility company engaged in delivering electric transportation solutions for short distances. The Company partners with cities to bring lightweight, electric vehicles to residents and visitors in an effort to replace car trips by providing an alternative sustainable transportation option. Bird’s offerings include its core vehicle-sharing business and operations (“Sharing”), and sales of Bird-designed vehicles for personal use (“Product Sales”).

Business Combination

On November 3, 2021, as contemplated by the Business Combination Agreement, Switchback reincorporated to the State of Delaware by merging with and into Bird Global, with Bird Global surviving and becoming the sole owner of Merger Sub (such merger, the “Domestication Merger”). At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of common stock of Bird Global was redeemed for par value; (b) each then-outstanding Class A ordinary share of Switchback was cancelled and converted, on a one-for-one basis, into a share of Class A common stock, par value $0.0001 per share, of Bird Global (the “Class A Common Stock”); (c) each then-outstanding Class B ordinary share of Switchback was cancelled and converted, on a one-for-one basis, into a share of Class B common stock, par value $0.0001 per share, Bird Global (the “Class B Common Stock”) (with such shares of Class B Common Stock thereafter converting, on a one-for-one basis, into a share of Class A Common Stock in connection with the Acquisition Merger (as defined below)); (d) each then-outstanding warrant of Switchback was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A ordinary share and one-fifth of one warrant of Switchback, was canceled and converted into a unit of Bird Global, each consisting of one share of Class A Common Stock and one-fifth of one Warrant.

On November 4, 2021, as contemplated by the Business Combination Agreement, Merger Sub merged with and into Bird Rides (the “Acquisition Merger”), with Bird Rides surviving the Acquisition Merger as a wholly owned subsidiary of Bird Global. Substantially concurrently with the consummation of the Acquisition Merger, certain investors purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share pursuant to subscription agreements.

On November 4, 2021, as contemplated by the Business Combination Agreement, immediately prior to the effective time of the Acquisition Merger, each then-outstanding share of preferred stock of Bird converted automatically into a number of shares of common stock, par value $0.000001 per share, of Bird Rides at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of Bird Rides (the “Conversion”).

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of common stock of Bird Rides, including shares of common stock resulting from the Conversion, but excluding then-outstanding shares of restricted stock of Bird Rides, were canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X common stock, par value $0.0001 per share, of Bird Global (“Class X Common Stock”) and (B) with respect to any other persons who held common stock of Bird Rides, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement) (the “Exchange Ratio”) and (ii) the contingent right to receive certain Earnout Shares (as defined below); (b) each then-outstanding and unexercised warrant of Bird Rides was automatically assumed and converted into a Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement); (c) each then-outstanding and unexercised option of Bird Rides was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; (d) each then-outstanding award of restricted stock of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; and (e) each then-outstanding award of restricted stock units (“RSUs”) of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class

B Common Stock was converted, on a one-for-one basis, into a share of Class A Common Stock and each unit of Bird Global separated into one share of Class A Common Stock and one-fifth of one Warrant.

The Business Combination was accounted for as a recapitalization with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States (“GAAP”) and the Securities and Exchange Commission (“SEC”) Financial Reporting Manual. Under this method of accounting, Switchback was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Bird issuing stock for the net assets of Switchback, accompanied by a recapitalization. The net assets of Switchback were stated at historical cost, with no goodwill or other intangible assets recorded.

Note 2— Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bird Global and its wholly owned subsidiaries and have been prepared in accordance with GAAP and pursuant to the accounting disclosure rules and regulations of the SEC regarding financial reporting. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates that are subject to significant judgment, including, but are not limited to, those related to useful lives associated with vehicles, impairment of other long-lived assets, impairment of goodwill, assumptions utilized in the valuation of derivative liabilities and certain equity awards, and loss contingencies. Actual results could differ from those estimates.

Liquidity

The Company expects that it will have sufficient cash and cash equivalents to support the Company’s operations and cash flow requirements through at least the next 12 months following the date these financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of 90 days or less at the time of purchase. Cash equivalents consist primarily of money market securities and all cash and money market investments are deposited with institutions management believes are of high credit quality. Cash equivalents are stated at fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are pledged as security for letters of credit or other collateral established by the Company for certain insurance policies and various other contractual arrangements. As of December 31, 2021 and 2020, the Company had issued irrevocable standby letters of credit of $25.6 million and $5.3 million, respectively. Restricted cash and cash equivalents are classified as current or non-current based on the contractual or estimated term of the remaining restriction. Current restricted cash and cash equivalents balances as of December 31, 2021 and 2020 were $30.1 million and $9.6 million, respectively. Non-current restricted cash and cash equivalents balances as of December 31, 2021 and 2020 were $1.2 million and $1.0 million, respectively.

Accounts Receivable

Accounts receivable represent uncollected balances due from retail customers and partners to which we sell the white labeled version of our products and technology (“Bird Platform”). Amounts are recorded at the invoice value, net of an allowance for doubtful accounts.

Inventory, net

Inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value. This valuation requires the Company to make judgments, based on currently available information. The average cost of inventory consists of the price paid for the aforementioned vehicles and spare parts plus freight from manufacturers and any customs or duties incurred. Inventory is comprised entirely of finished goods.

Vehicle Deposits

Vehicle deposits consist of prepayments on vehicles and spare parts to which the Company does not yet have title.

Vehicles, net

Vehicles consist of vehicles that are used within the Company’s Sharing business. The capitalized cost of vehicles includes freight from manufacturers and any customs or duties incurred. The vehicles balance is comprised of those vehicles that are in transit from the contract manufacturer to Bird, held by Bird but not yet deployed in market, and those that are deployed in market and available for use in our Sharing business. We recognize depreciation related to the vehicles used in our Sharing business using a usage-based depreciation methodology based on the number of rides taken by customers. The estimated total number of lifetime rides of our vehicles are based on many factors, including historical ride information and any anticipated changes to future vehicle utilization. Spare parts are expensed as a cost of revenue when used by the Company for vehicle maintenance and repairs.

The Company updates its estimated useful life assumption based on changes in activity of the vehicles and accelerates depreciation on vehicles that have been determined to be no longer active.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered.

The Company accounts for uncertainty in tax positions recognized in the consolidated financial statements by recognizing a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income within the carryback or carryforward periods available under the applicable tax law. The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute its business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations.

Property and Equipment, net

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from one year to five years as shown in the table below. Useful lives used to depreciate our property and equipment are assessed periodically and adjusted when warranted. Additions, replacements, and improvements that extend the asset’s useful life are capitalized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to expense as incurred.

Estimated Useful Life
Computer hardware, software, and equipment	One – five years
Furniture and fixtures	Three years
Leasehold improvements	Shorter of estimated useful life or lease term

Evaluation of Long-Lived Assets for Impairment

The Company evaluates its held-and-used long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group (collectively, the “asset group”) may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to reporting units expected to benefit from the business combinations. The Company tests goodwill for impairment at least annually at the reporting unit level, in the fourth quarter, or whenever events or changes in circumstances indicate that the fair value of net assets has decreased below its carrying value. Application of the goodwill impairment test requires judgement, including identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates three reporting units, which are the same as its reporting segments described in Note 16.

When testing goodwill for impairment, in accordance with Accounting Standard Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of events and circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, the Company proceeds to the quantitative assessment.

The quantitative assessment compares the estimated fair value of a reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, goodwill is considered not to be impaired and no additional steps are necessary. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value of the reporting units exceeded its carrying value. No impairment charge was recorded in any of the periods presented in the consolidated financial statements.

Derivative Liabilities

Earnout Shares

In connection with the execution of the Business Combination Agreement, the Company designated 30,000,000 shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or an RSU of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The three separate “Earnout Triggering Events” are as follows:

•“Earnout Triggering Event I” is the date on which the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the NYSE is greater than or equal to $12.50 for any ten trading days within any 20 consecutive trading day period within the Earnout Period;

•“Earnout Triggering Event II” is the date on which the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the NYSE is greater than or equal to $20.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period; and
•“Earnout Triggering Event III” is the date on which the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the NYSE is greater than or equal to $30.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

Of the 30,000,000 Earnout Shares, 27,925,828 shares are designated for the holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination and are not subject to a continued service requirement. This portion of the Earnout Shares is classified as a liability due to failure to meet the equity classification criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40. The Earnout Shares liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2021.

The Company calculated the grant-date fair value of the liability-classified Earnout Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

Switchback Founder Earn Back Shares

In connection with the execution of the Business Combination Agreement, NGP Switchback II, LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021 (the “Letter Agreement Amendment”), pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 1,976,563 shares of Class A Common Stock held by them (“Switchback Founder Earn Back Shares”), of which (i) 988,281 Switchback Founder Earn Back Shares will no longer be subject to potential forfeiture if the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE is greater than or equal to $12.50 for any ten trading days within any 20 consecutive trading day period within the Earnout Period and (ii) 988,281 Switchback Founder Earn Back Shares will no longer be subject to potential forfeiture if the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE is greater than or equal to $15.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

The Switchback Founder Earn Back Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Switchback Founder Earn Back Shares liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2021.

The Company calculated the grant-date fair value of the liability-classified Switchback Earn Back Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

C-1 Warrants and Private Placement Warrants

Immediately after giving effect to the Business Combination, there were outstanding 59,908 warrants to purchase one share of Class A Common Stock at an exercise price of $13.36 per share (the “C-1 Warrants”) and 6,550,000 private placement warrants from Switchback (the “Private Placement Warrants”) to purchase one share of Class A Common Stock at the exercise price of $11.50 per share, subject to certain redemption rights.

The C-1 Warrants and Private Placement Warrants are classified as liabilities due to failure to meet the equity classification criteria under ASC 815-40. The C-1 Warrants and Private Placement Warrants liabilities were measured at fair value on the date of grant. Both financial instruments are remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2021.

The Company calculated the grant-date fair value of the C-1 Warrants and Private Placement Warrants based on the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield.

The Company calculated the expected term as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The Company’s Class A Common Stock does not have sufficient trading history and, therefore, the Company used the historical volatility of the stock prices of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

Public Warrants

Immediately after giving effect to the Business Combination, the Company assumed 6,324,972 public warrants from Switchback (the “Public Warrants”). Each warrant entitles the registered holder to purchase one share of Class A Common Stock at the exercise price of $11.50 per share.

The Public Warrants are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Public Warrants liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2021.

The Company calculated the grant-date fair value of the Public Warrants based on the publicly traded price of the Public Warrants at the effective time of the Acquisition Merger.

Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”). Fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of non-performance risk.

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

•Level 1: Inputs that reflect quoted prices for identical assets or liabilities in active markets that are observable.
•Level 2: Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
•Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date and include management’s judgment about assumptions market participants would use in pricing the asset or liability.

Assets Measured at Fair Value on a Recurring Basis

The carrying amounts of the Company’s cash equivalents, restricted cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values due to their short-term nature. The Company’s assets and liabilities listed above are based on Level 1 inputs.

The Company’s derivative liabilities, such as Earnout Shares, Switchback Earn Back Shares, C-1 Warrants, Private Placement Warrants, and Public Warrants, are remeasured at fair value through other income (expense) at each reporting period. Such fair value measurements are predominantly based on Level 3 inputs, with the exception of the Public Warrants, which are based on Level 1 inputs.
Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable. Cash and cash equivalents, and restricted cash and cash equivalents, primarily consist of cash deposits and money market securities, and all cash and money market investments are deposited with institutions management believes are of high credit quality. The Company has not experienced any material losses related to these concentrations during the periods presented. No customer accounted for 10% or more of revenue for the years ended December 31, 2021, and 2020.

Revenue Recognition

For the years ended December 31, 2021, and 2020, the Company recognized revenue from rides taken by individual users of the Bird mobile application (the “Bird App”) as part of Sharing, which the Company accounts for pursuant to ASC 840, Leases. Additionally, the Company recognized revenue from Product Sales, primarily comprised of vehicles sales, pursuant to ASC 606, Revenue from Contracts with Customers. Sales taxes, including value added taxes, are excluded from reported revenue.

Sharing

The Company’s technology platform enables users to participate in the Company’s Sharing program. To use a vehicle, the user contracts with the Company via acceptance of the Bird Rental Agreement and pays for the ride from a preloaded wallet balance, on a per-ride basis. The user must use the Bird App to access the shared vehicles and must end the ride on the Bird App to conclude the trip. The Company is responsible for providing access to the vehicles over the user’s desired period of use. The Company accounts for these revenues as operating lease revenue pursuant to ASC 840, Leases, and records revenue upon completion of each ride. The Company treats any credit, coupon, or rider incentive as a reduction to the revenue for the ride in the period to which it relates.

Product Sales

The Company sells vehicles directly to distributors, retailers, and consumers, generating Product Sales revenue. Revenue is generally recognized, net of taxes, upon fulfillment per the contractual delivery terms, as that is when title and control transfers to the customer and the performance obligation is considered fully satisfied. For sales direct to consumers, the Company has a 30-day return policy, during which a customer can return a vehicle for a full refund. There is no history of material returns across any of the Product Sales channels. The Company also guarantees Product Sales with a one-year limited warranty.

Disaggregation of Revenue

The Company disaggregates revenue into the Sharing and Product Sales categories disclosed on the consolidated statement of operations. Disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Further disaggregation is presented in the segment footnote for revenues generated from North America, Europe, Middle East, and Africa (“EMEA”), and Other.

Deferred Revenue

Deferred revenue primarily consists of wallet payments made by customers. In connection with its Sharing business, Bird requires a wallet balance to be maintained in most countries to ensure cash collection for rides. An immaterial portion of deferred revenue also consists of deposits made by Product Sales customers for the purchase of vehicles and parts that have not yet been delivered.

Practical Expedients and Exemptions

The Company elected to use the practical expedient that allows it to expense the costs incurred to obtain a contract when the amortization period is one year or less.

Tariff Reimbursement

The U.S. government imposed Section 301 tariffs (the “Tariffs”) on certain goods imported from China into the United States, including Bird vehicles. Accordingly, the Company paid the required 25% Tariffs for the import of vehicles into the United States. The costs associated with the Tariffs were capitalized as part of the associated costs of the vehicles when the vehicles were purchased during fiscal years 2018 and 2019. The costs were then depreciated and included in the consolidated statement of operations consistent with our vehicle depreciation policy, with most of the expense being recognized in fiscal years 2018 and 2019. In the first quarter of 2020, after filing protests and posting summary corrections, a ruling from the U.S. Custom and Border Protection Agency determined our vehicles were exempted from the Tariffs both retroactively and into the future and we therefore recognized a $25.0 million benefit to the consolidated statements of operations in the first quarter of 2020. The Tariffs resumed effective January 1, 2021 and continue to remain in effect. On November 30, 2021 the Company filed an application for exemption from the Tariffs that, if approved, may be retroactively applied to 2021. The Company has not received a decision on the application, and therefore, has continued to pay for the Tariffs and capitalize the cost.

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense for all stock-based awards granted to employees and non-employees, including stock options and RSUs, based on the grant-date fair value of the award.

Stock Options

Stock options granted to employees contained only service-based vesting conditions, and generally vest over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, one-fourth of the total award vests on the one-year anniversary of the vesting commencement date, followed by monthly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly basis over the four-year term.

The fair value of stock options that vest solely based on a service-based vesting condition is determined by the Black-Scholes-Merton Option pricing model on the date of the grant. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgements about the variables used in the Black-Scholes-Merton option pricing model, including the expected term, expected volatility, risk-free interest rate, and dividend yield. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the Company determines the expected term based on the average period the stock options are expected to remain outstanding. For stock options, expected term is calculated as the mid-point of the stock options’ vest term and contractual expiration period. The grant-date fair value is recognized as compensation expense, on a straight-line basis, over the period during which the employee or non-employee is required to provide service in exchange for the award.

RSUs

Prior to November 2021, RSUs granted by the Company were eligible to vest upon the satisfaction of both a service-based vesting condition, generally four years pursuant to the two vesting schedules, and a liquidity event-related performance vesting condition. Under one vesting schedule, one-fourth of the total award vests on the one-year anniversary of the applicable vesting commencement date, followed by quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a quarterly basis over the four-year term. The liquidity event-related performance vesting condition was deemed probable upon the consummation of the Business Combination.

The fair value of these RSUs was estimated based on the fair value of the common stock of Bird Rides on the date of grant. Upon the consummation of the Business Combination, the Company recorded cumulative stock-based compensation expense, using the accelerated attribution method, as of the closing date for those RSUs for which the service-vesting condition had been satisfied. Stock-based compensation expense related to the those RSUs for which the service-vesting condition had not been satisfied will be recorded over the remaining requisite service period using the accelerated attribution method.

In conjunction with the consummation of the Business Combination, the Company issued RSU awards to certain employees that vest upon the satisfaction of both service-based and market-based vesting conditions (the “Management Award RSUs”). The service-based vesting condition for the Management Award RSUs is satisfied over four years. The market-based vesting conditions are satisfied upon achievement of each of the Earnout Triggering Events.

The fair value of the Management Award RSUs is determined using a Monte Carlo simulation model. The associated stock-based compensation expense is recorded over the derived service period, using the accelerated attribution method. If the Earnout Triggering Events are achieved sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the awards. Subject to continued service by these employees, stock-based compensation expense is recognized over the requisite service period, regardless of whether the Earnout Triggering Events are achieved.

Since November 2021, with the exception of the Management Award RSUs, RSUs granted to employees generally contain only service-based vesting conditions, and generally vest over four years in accordance with the two vesting schedules previously described. The fair value of RSUs is determined using the closing price of the Company’s Class A Common Stock on the grant date. The associated stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

Common Stock

Prior to November 2021, the fair value of the common stock underlying the stock option awards and RSUs was determined by our board of directors. Given the absence of a public trading market, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to;
•the results of contemporaneous unrelated third-party valuations of the Company’s common stock;
•the prices of the recent redeemable convertible preferred stock sales by the Company to investors;
•the rights, preferences, and privileges of preferred stock relative to those of common stock;
•market multiples of comparable public companies in the industry as indicated by their market capitalization and guideline merger and acquisition transactions;
•the Company’s performance and market position relative to competitors, which is subject to change from time to time;
•the Company’s historical financial results and estimated trends and prospects for the Company’s future performance;
•the economic and competitive environment;
•the Company’s financial condition, results of operations, and capital resources;
•the industry outlook;
•the valuation of comparable companies; and
•the likelihood and timeline of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions.

Forfeiture

The Company accounts for forfeitures as they occur. In the case of awards being forfeited because of a failure to satisfy a service-based vesting condition, previously recognized stock-based compensation expense is reversed in the period of the forfeiture.

Foreign Currency Translations and Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses of foreign subsidiaries are translated at the average exchange rate during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Realized and unrealized gains or losses on remeasurement of foreign currency transactions are included as a component of other income, net in the accompanying consolidated statements of operations.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is based on the weighted-average effect of all shares of common stock issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock used in the basic loss per share calculation plus the number of shares of common stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. We exclude equity instruments from the calculation of diluted loss per share if the effect of including such instruments is anti-dilutive. Since we are in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. The rights, including the liquidation and dividend rights, of the Class A Common Stock, Class B Common Stock, and Class X Common Stock are substantially identical. Accordingly, the Class A Common Stock and Class X Common Stock shared proportionately in the Company’s net losses. No shares of Class B Common Stock were issued and outstanding as of December 31, 2021.

Shares of redeemable convertible preferred stock and founders convertible preferred stock are considered participating securities. As they do not participate in losses of the Company, the two-class method would yield the same results as the basic net loss per share calculation. As of December 31, 2021, there were no shares of redeemable convertible preferred stock, redeemable convertible prime preferred stock, redeemable convertible senior preferred stock or founders convertible preferred stock issued and outstanding.

Recent Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this guidance on January 1, 2021. The adoption of the guidance did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance. The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. The Company is in the process of evaluating its impact.

The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.

Note 3 – Fair Value Measurements
The following table details the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$106,003	$106,003
Switchback Founder Earn Back Shares	—	—	9,087	9,087
Private Placement Warrants	—	—	14,148	14,148
Public Warrants	6,515	—	—	6,515
C-1 Warrants	—	—	443	443
Total	$6,515	$—	$129,681	$136,196

As of December 31, 2020, the Company had $1.1 million of Level 3 derivative liabilities, comprised of $0.6 million in other current liabilities and $0.5 million in derivative liabilities in the consolidated balance sheets.

Expenses associated with the issuance of and mark-to-market adjustments of derivative liabilities are reflected in other income, net and totaled $51.0 million of income and $0.1 million of expense for the years ended December 31, 2021 and 2020, respectively.

Note 4 — Property and Equipment, net
The Company’s property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Computer hardware, software, and equipment	$2,438	$5,009
Leasehold improvements	1,354	1,354
Furniture and fixtures	2,231	2,389
Less: Accumulated depreciation	(4,497)	(4,600)
Total property and equipment, net	$1,526	$4,152

Depreciation expense relating to property and equipment was $2.8 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized $0.2 million and $3.4 million, respectively, in losses related to the disposal of property and equipment.

Note 5 —Vehicles, net
The Company’s vehicles, net consists of the following (in thousands):

	December 31,
	2021	2020
Deployed vehicles	$93,192	$69,944
Undeployed vehicles	46,867	24,676
Spare parts	10,009	15,000
Less: Accumulated depreciation	(31,119)	(28,515)
Total vehicles, net	$118,949	$81,105

Depreciation expense relating to vehicles was $47.3 million and $23.8 million for the years ended December 31, 2021 and 2020, respectively.

Note 6 — Acquisitions
In January 2020, the Company acquired all of the issued and outstanding capital stock of LMTS Holding SCA (“CIRC”), a micromobility company based in Berlin with operations throughout Europe and the Middle East. The purpose of the acquisition was to further establish the Company’s presence in the EMEA region. The results of CIRC’s operations for the year ended December 31, 2021 and 2020, including revenues and expenses, are included in the consolidated statements of operations for the Company from the date of the transaction. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The Company acquired CIRC for $190.0 million of Series D and Series D-2 redeemable convertible preferred stock. Assets acquired included $68.7 million of cash and $5.5 million of intangible assets. Goodwill is attributable to the assembled workforce and the expected synergies from the acquisition. The purchase price, which was prepared with the assistance of a valuation specialist, was allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date as follows (in thousands):

Fair Value
Assets acquired:
Current assets	$68,667
Vehicles	140
Intangible assets:
Customer relationships	1,621
Government relationships	3,838
Net liabilities assumed	(975)
Total assets acquired, net	$73,291
Total purchase price	$190,000
Goodwill	$116,709

The Company incurred certain expenses related directly and indirectly related to the CIRC acquisition of $3.5 million, which were recognized in the consolidated statement of operations for the year ended December 31, 2020.

Note 7 — Goodwill
The changes in the carrying amount of goodwill by segment during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	North America	Europe, Middle East, and Africa	Other
Balance as of December 31, 2019	$1,296	$—	$—
Acquisitions	—	116,709	—
Foreign currency translation adjustment	—	13,250	—
Balance as of December 31, 2020	1,296	129,959	$—
Foreign currency translation adjustment	—	(10,086)	—
Balance as of December 31, 2021	$1,296	$119,873	$—

Note 8 — Income Taxes
The U.S. and foreign components of loss before provision for income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
U.S.	$(189,706)	$(105,235)
Foreign	(6,418)	(102,931)
Loss before income taxes	$(196,124)	$(208,166)

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Current
Federal	$—	$—
State	31	38
Foreign	178	26
Total current tax expense	$209	$64
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total provision for income taxes	$209	$64

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Mark-to-market adjustments of Earnout and Earn Back Shares	5.5%	0.0%
Executive compensation	(4.7)%	0.0%
Valuation allowance	(22.8)%	(22.9)%
Other	1.0%	1.9%
Effective income tax rate	(0.1)%	0.0%

The effective tax rate is different than the U.S. statutory federal tax rate primarily due to foreign and state taxes, transaction costs, mark-to-market adjustments, and changes in the Company's full valuation allowance.

Deferred income taxes for the years ended December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating losses	$279,695	$240,128
Other	22,994	8,986
Total deferred tax assets	$302,689	$249,114
Deferred tax liabilities
Property and equipment, net	$(7,780)	$(2,903)
Other	(759)	(578)
Total deferred tax liabilities	$(8,539)	$(3,481)
Less: Valuation allowance	(294,150)	(245,633)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had a full valuation allowance against its U.S. deferred tax assets and foreign deferred tax assets. The Company analyzed all sources of available income and determined there is not sufficient evidence to support the realizability of its deferred tax assets. The Company does not believe it is more likely than not to realize the benefits of the deferred assets. As of December 31, 2021, the Company had a valuation allowance of $214.5 million against its U.S.

deferred tax assets and a valuation allowance of $79.6 million against its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in future reporting periods and reduce the valuation allowance at such time as management believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $1.9 million, which expire if unused in 2037, and approximately $813.1 million with an indefinite carryforward period. As of December 31, 2021, the Company had U.S. state net operating loss carryforwards of approximately $524.9 million, which begin to expire in 2037. As of December 31, 2021, the Company has foreign net operating loss carryforwards of approximately $294.3 million in various jurisdictions with various expirations.

As of December 31, 2021, the Company has U.S. federal research tax credit carryforwards of approximately $6.3 million, which begin to expire if unused in 2037. As of December 31, 2021, the Company has California research tax credit carryforwards of approximately $7.1 million, which do not expire.

Utilization of the net operating loss and research and development carryforwards are subject to an annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (as amended, the “Code”), as well as similar state and foreign provisions. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the net operating loss carryforwards before utilization. Since the Company’s initial public offering, ownership changes have occurred that have triggered annual limitation. However, we don't expect any limitations to result in losses expiring unutilized.

The Company and its subsidiaries file tax returns in the United States (federal and state) and various foreign jurisdictions. All tax periods for all jurisdictions since the Company’s inception in 2018 through 2020 are currently subject to income tax examination.

The following table reflects changes in gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefits at beginning of year	$13,993	$10,743
Gross increases—current year positions	4,842	3,250
Gross decreases—prior year positions	(6,377)	$—
Unrecognized tax benefits at end of year	$12,458	$13,993

As of December 31, 2021, none of the Company's unrecognized tax benefits, if recognized, would impact the effective tax rate. The Company does not expect any material changes to its unrecognized tax benefits within the next 12 months.

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expect future tax consequences of events that have been recognized in the Company’s consolidated financial statements. In estimating future tax consequences, generally all expected future tax events other than enactments or changes in the tax law rates are considered.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense if incurred. As of December 31, 2021 and 2020, there were no accrued interest or penalties recorded in the financial statements.

As of December 31, 2021, the open tax years for the Company’s major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2017-2020
U.S. State	2017-2020
Netherlands	2019-2020

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company deferred $1.8 million in payroll taxes for the period ended December 31, 2020. During 2021, the Company repaid $0.9 million of the total amount deferred with the remaining balance due at the end of 2022. The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

Note 9 — Accrued Expenses
The components of accrued expenses were as follows (in thousands):

	December 31,
	2021	2020
Accrued legal and regulatory expenses	$11,787	$6,585
Accrued other	19,641	13,419
Total accrued expenses	$31,428	$20,004

Note 10 — Notes Payable
Apollo Vehicle Financing Facility

In April 2021, the Company’s wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, to allow the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany leasing arrangement (the “Scooter Lease”). Vehicles and cash in the SPV may be transferred out of the SPV in compliance with the terms, conditions, and covenants of the Apollo Credit Agreement.

In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement (“Amendment No. 2”) which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility.

The Company drew down $56.7 million during the year ended December 31, 2021. The outstanding principal balance under the Vehicle Financing Facility as of December 31, 2021 was $49.1 million.

The Vehicle Financing Facility is secured by a first priority perfected security interest in vehicles contributed by Bird Rides to the SPV, collections from revenue generated by such vehicles, and a reserve account related to such collections (collectively, “Collateral”). As of December 31, 2021, the Company maintained $9.8 million in such reserve account, which is classified as restricted cash and cash equivalents in the consolidated balance sheets.

Under Amendment No. 2, outstanding Vehicle Financing Facility balances bear interest at the London Inter-bank Offered Rate (“LIBOR”) plus a margin of 8.5% that is accrued and paid by the Company on a monthly basis. The maturity date of the Vehicle Financing Facility is November 30, 2024 (“Final Maturity Date”). On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a pre-set monthly amortization schedule (such amount, the “Amortization Amount”). In addition, on the fourth business day of each of January, April, July, and October, the Company is required to repay an additional amount of principal outstanding under the Vehicle Financing Facility to the extent 50% of revenues generated from the underlying Collateral is greater than the sum of the Amortization Amounts due for the preceding quarter. All outstanding Vehicle Financing Facility balances will be due and payable as previously stated, unless the commitments are terminated earlier, or if an event of default occurs (or automatically in the case of certain bankruptcy-related events of default).

The Apollo Credit Agreement includes certain customary representations, warranties, affirmative and negative financial and non-financial covenants, events of default, and indemnification provisions. The primary negative covenant is a limitation on liens against vehicles included in the underlying Collateral, which restricts the Company from selling, assigning, or disposing of any Collateral contributed in connection with the Apollo Credit Agreement. The primary affirmative covenant is a requirement to provide monthly reports within 30 days after the end of each fiscal month and audited annual financial statements at a specified time. The Scooter Lease includes two financial covenants, namely, a minimum liquidity requirement and a minimum tangible net worth requirement, in each case calculated as of the last business day of each calendar month.

The Company is currently in compliance with all the terms and covenants of the Apollo Credit Agreement and the Scooter Lease. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $7.9 million during the year ended December 31, 2021. Issuance costs related to the Apollo Credit Agreement of $4.0 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement.

Deutsche Bank AG Term Loans and Warrants

In June 2019, the Company entered into a credit agreement with Deutsche Bank AG (“DB”) and Lucid Agency Services Limited, as administrative agent, to allow the Company to draw up to $45.0 million of initial term loans (the “Initial Term Loans”). In addition, pursuant to a July 9, 2019 amendment that added Sequoia IDF Asset Holdings S.A. as an incremental term loan lender, the Company could draw up to $5.0 million of incremental term loans (“Incremental Term Loans” and, collectively with the Initial Term Loans, the “Term Loans”). The Company drew down $45.0 million of Initial Term Loans and $5.0 million of Incremental Term Loans on June 13, 2019 and July 15, 2019, respectively, for a total of $50.0 million in Term Loans. The Term Loans bore interest at LIBOR plus a margin of 9.50%, which was paid by the Company on a monthly basis.

In conjunction with the Term Loans, the Company issued warrants to DB (the “DB Warrants”) for 0.2 million shares of the Company’s Series C-1 redeemable convertible preferred stock exercisable upon any change of control, any equity financing, the maturity or repayment in full of all amounts due to the lenders, or any initial public offering. The DB Warrants were liability-classified instruments because they could be sold back to the Company for cash at a value of $20.70 per share. The fair value of the DB Warrants at inception was $5.0 million and was classified in other liabilities. The $5.0 million was treated as a debt discount against the $50.0 million of Term Loans and accreted into interest expense in the consolidated statements of operations. DB notified the Company of its intention to sell the DB Warrants back to the Company, and the Company settled the DB Warrants for $3.0 million in September 2019 and $2.0 million in April 2020.

The Company entered into amendments to the credit agreement, the most recent of which was in October 2020. The Company issued additional warrants (the “2021 DB Warrants”) for shares of the Company’s Series D redeemable convertible preferred stock. The fair value of the 2021 DB Warrants at inception was $0.6 million and was classified in other liabilities. DB notified the Company of its intention to sell the 2021 DB Warrants back to the Company, and the Company settled the 2020 DB Warrants for $0.6 million in June 2021.

In April 2021, the Company repaid the outstanding principal balance under the Term Loans of $31.2 million, including accrued and unpaid interest. The Company recognized a loss of $2.3 million upon extinguishment due to the write-off of the debt discount. Interest expense on the Term Loans for the year ended December 31, 2021 was $2.2 million.

Note 11 — Stockholders' Equity (Deficit)
Common Stock

As of December 31, 2021, the Company has authority to issue 1,000,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock and 50,000,000 shares of Class X Common Stock, with a par value of $0.0001 per share. As of December 31, 2021, the Company had 238,089,017 and 34,534,930 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of December 31, 2021, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option, that have not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.

Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through December 31, 2021.

Except as otherwise expressly provided in the Certificate of Incorporation of Bird Global or applicable law, each holder of Class X Common Stock has the right to 20 votes per share of Class X Common Stock outstanding and held of record by such holder, and each holder of Class A Common Stock or Class B Common Stock has the right to one vote per share of Class A Common Stock or Class B Common Stock outstanding and held of record by such holder.

Preferred Stock

As of December 31, 2021, the Company has the authority to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Note 12 — Stock-Based Compensation Expense
2017 Plan

Under the Bird Rides, Inc. 2017 Stock Plan, adopted on May 10, 2017, Bird Rides granted options to purchase its common stock, restricted stock awards (“RSAs”), and RSUs to certain employees, directors and consultants. On November 4, 2021, in connection with the consummation of the Business Combination and the adoption of the Bird Global, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), the Bird Rides, Inc. 2017 Stock Plan was amended and restated (as amended and restated, the “2017 Plan”), and terminated, such that only awards under the 2017 Plan that remained outstanding as of November 4, 2021 (the date on which the Business Combination was consummated) continue to be subject to the terms of the 2017 Plan, but the Company cannot continue granting awards thereunder. The awards granted under the 2017 Plan are considered equity-classified awards.

Options and RSUs granted under the 2017 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by monthly or quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly or quarterly basis over the four-year vest term. In addition, Bird Rides also issued RSAs to certain members of its board of directors. The 2017 Plan allows for the early exercise of stock options if approved by our board of directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. As a result, cash received in exchange for unvested shares upon an early exercise is recorded within current liabilities on the consolidated balance sheets and is reclassified to common stock and additional paid–in capital as the shares vest.

Restricted stock issued upon an early exercise of an option are not considered outstanding because the grantee is not entitled to the rewards of share ownership. Those shares are not shown as outstanding on the balance sheet and are excluded from basic net loss per share until the shares are no longer subject to a repurchase feature.

All awards granted under the 2017 Plan were retroactively restated to reflect the application of the Business Combination.

2021 Plan

The 2021 Plan, adopted on November 4, 2021, provides for the grant of stock options, RSUs, RSAs, and stock appreciation rights to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. A total of 59,500,730 shares of the Company’s Class A Common Stock were initially reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will include any awards granted under the 2017 Plan that, after November 4, 2021, expire, are forfeited or otherwise terminated without having been fully exercised, provided that the maximum number of shares that may be added to the 2021 Plan from the 2017 Plan is 17,820,688.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors. On January 1, 2022, an additional 13,732,005 shares of Class A Common Stock became available for issuance under the 2021 Plan.

Only RSUs and RSAs have been granted under the 2021 Plan. With the exception of the Management Award RSUs, awards granted under the 2021 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a quarterly basis over the four-year vest term.

Unvested shares of restricted stock are not considered outstanding because the grantee is not entitled to the rewards of share ownership prior to vesting. Unvested shares are not shown as outstanding on the balance sheet and are excluded from basic net loss per share until the shares are vested.

 Stock Option and RSA Activity

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (in years)
As of December 31, 2019	15,493,863	$3.00	12,800	8.07
Granted	11,191,955	0.20
Exercised	(4,851,991)	(0.18)
Forfeited and canceled	(4,704,054)	(0.59)
Expired	(205,365)	(0.69)
As of December 31, 2020	16,924,408	$0.20	40,909	9.21
Granted	226,631	6.36
Exercised	(2,356,045)	(0.17)
Forfeited and canceled	(2,291,442)	(0.24)
Expired	(82,068)	(0.20)
As of December 31, 2021	12,421,484	$0.30	72,940	8.21
Vested and expected to vest as of December 31, 2021	12,421,484	0.30	72,940	8.21
Exercisable as of December 31, 2021	7,219,298	$0.22	42,923	8.10

Of the options included as exercised in the table above, zero and 2.6 million shares relate to early exercises during the years ended December 31, 2021 and 2020, respectively.

The weighted-average fair value of stock options granted in the year ended December 31, 2021 and 2020 was $6.97 and $0.46 per share, respectively. The weighted-average fair value of stock options granted was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	December 31,
	2021	2020
Expected term (in years)	5.91	5.92
Risk-free interest rate	1.7%	0.7%
Expected volatility	50.8%	46.1%
Expected dividend yield	—%	—%

The Company issued zero and 4.2 million fully vested shares of the Company’s common stock in the years ended December 31, 2021 and 2020, respectively, as compensation to the members of its board of directors for services provided to the Company and recorded zero and $0.7 million in general and administrative expense in the years then ended.

The following table summarizes the activity of the other RSAs outstanding, which are subject to vesting, generally monthly over 48 months, for the years ended December 31, 2021 and 2020:

	Number of Shares	Aggregate intrinsic value (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	707,438	$2,558	$0.22
Granted	—		—
Vested	(385,875)		$0.22
Forfeited	—		—
Nonvested at December 31, 2020	321,563	$768	$0.22
Granted	—		—
Vested	(321,563)		$0.22
Forfeited	—		—
Unvested at December 31, 2021	—	$—	$—
Vested at December 31, 2021	1,582,741	$9,417	$0.22

RSU Activity

The following table summarizes the RSU activity for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—
Granted	53,936,290	6.88
Canceled	(21,619)	$(8.16)
Forfeited	(676,280)	$(7.57)
Balance at December 31, 2021	53,238,391	$6.87

Management Award RSUs

Of the 53.9 million RSUs granted during the year ended December 31, 2021, the Company’s board of directors granted 29.1 million Management Award RSUs to certain employees. The Management Award RSUs vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals, $12.50, $20, and $30. The Management Award RSUs are excluded from Class A Common Stock issued and outstanding until the satisfaction of these vesting conditions.

The Company estimated the grant-date fair value of the Management Award RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. The Monte Carlo simulation considers several variables and assumptions in estimating the grant-date fair value, including the per-share fair value of the underlying common stock of $8.34, expected term ranging from 3.9 quarters to 16.0 quarters, risk-free interest rate of 1.1%, expected stock price volatility over the expected term of 60.0%, and no expected annual dividend yield. The Company will recognize stock-based compensation expense over the derived service period of each of the three stock price goals. If the stock price goals are met sooner than the derived service period, the Company will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Subject to continued service by these employees, the Company will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved.

The Company will recognize total stock-based compensation expense of $176.3 million over the derived service period, using the accelerated attribution method. The Company recognized $47.5 million of stock-based compensation expense related to the Management Award RSUs during the year ended December 31, 2021.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cost of revenue	$—	$15
Selling and marketing	2,714	895
Research and development	5,182	892
General and administrative	78,735	4,372
Total	$86,631	$6,174

As of December 31, 2021, unrecognized stock-based compensation expense related to stock options and RSUs granted was $291.4 million.

Note 13 — Net Loss Per Share
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, RSUs, warrants to purchase redeemable convertible preferred stock and Class A Common Stock, redeemable convertible preferred stock, founders convertible preferred stock and contingently issuable shares, except in cases where the effect of the common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of RSUs using the treasury stock method. Since the Company was in a loss position for the years ended December 31, 2021 and 2020, basic net loss per share was the same as diluted net loss per share for the periods presented.

The Company computes net loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A Common Stock and Class X Common Stock are identical, other than voting rights. Accordingly, the Class A Common Stock and Class X Common Stock share equally in the Company’s net losses. Because the computed loss per share for holders of the Class A Common Stock and the Class X Common Stock is identical, we do not present separate net loss per share computations.

Net loss per share was retroactively restated to reflect the application of the Business Combination. Net loss was adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	December 31,
	2021	2020
Numerator:
Net loss	$(196,333)	$(208,230)
Adjustment to net loss attributable to common stockholders	(15,540)	—
Net loss attributable to common stockholders	$(211,873)	$(208,230)
Denominator:
Basic and diluted weighted-average shares outstanding	84,261	37,367
Loss per share:
Basic and diluted loss per share	$(2.51)	$(5.57)

The following outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	December 31,
	2021	2020
Redeemable convertible preferred shares	—	135,225
Founders convertible preferred stock	—	3,993
Unvested shares of common stock	—	4,032
Stock options	12,421	16,925
RSUs	24,166	—
Management Award RSUs	29,073	—
Early exercises of stock options	309	2,521
Warrants to purchase redeemable convertible preferred stock	—	94
Warrants to purchase Class A common stock	12,935	—
Contingently issuable shares	1,977	—
Total	80,881	162,790

Note 14 — Commitments and Contingencies
Operating Leases

As of December 31, 2021, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world, which expire at various dates through 2026. The terms of the lease agreements provide for fixed rental payments on a gradually increasing basis over the term of the lease. Lease terms for the Company’s operating leases are between one month and five years.

Future minimum lease payments under the Company’s operating lease agreements with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2021 were as follows (in thousands):

Year Ended December 31,	Amount
2022	$4,410
2023	1,954
2024	94
2025	84
2026	84
Thereafter	—
Total future lease payments	$6,626

The table above does not reflect the Company’s option to exercise early termination rights or the payment of related early termination fees. Lease incentives reduce lease payments in the table above in the period in which they are expected to be received.

Rent expense was $8.0 million and $12.4 million for the years ended December 31, 2021 and 2020, respectively.

Purchase Commitments

The Company has purchase commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated.

As of December 31, 2021, the Company has commitments to purchase inventory and vehicles of $21.4 million through May 2022.

The Company incurred $11.4 million and $5.6 million of software and hosting services during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has commitments to purchase software and hosting services as follows (in millions):

Year Ended December 31,	Amount
2022	$12,206
2023	12,951
2024	12,358
2025	12,718
Total	$50,233

Notes Payable

The Company has commitments related to the Vehicle Financing Facility. As of December 31, 2021, the Company has future minimum payments of $49.1 million due in the next 12 months.

Litigation and Indemnification

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements.

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

The Company is not a party to any outstanding material litigation and management is not currently aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations other than certain consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. We are also subject to, and defending, proceedings alleging that individuals who previously provided services as Fleet Managers were misclassified as independent contractors in violation of the California Labor Code and wage laws. We intend to vigorously defend these claims. Accordingly, we are not able to estimate the loss or range of loss. Further, the outcome of legal proceedings, claims, and regulatory matters, indirect tax examinations and governmental inquiries and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial condition and results of operations, including in a reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Note 15 — Related Party Transactions
The Company had no related party transactions for the years ended December 31, 2021 and 2020.

Note 16 — Segment Information
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

Segment	Description
North America	Includes Canada and the United States
Europe, Middle East and Africa (EMEA)	Includes all countries within the European Union, United Kingdom, and countries within the Middle East
Other	Includes South America, China, Mexico, Australia, New Zealand, and Japan

The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenue less cost of revenue, exclusive of depreciation, and depreciation on Sharing vehicles.

The following table provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss from operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021				2020
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing	$142,476	44,703	148	187,327	$57,704	22,198	39	79,941
Product sales	16,104	1,711	—	17,815	12,213	2,275	172	14,660
Total revenues	158,580	46,414	148	205,142	69,917	24,473	211	94,601
Cost of sharing, exclusive of depreciation	78,299	22,720	42	101,061	40,532	30,339	757	71,628
Cost of product sales	16,189	1,148	3	17,340	14,220	8,324	172	22,716
Depreciation on sharing vehicles	21,831	25,483	21	47,335	11,456	11,929	406	23,791
Gross margin	$42,261	(2,937)	82	39,406	$3,709	(26,119)	(1,124)	(23,534)
Reconciling items:
Total expenses				$235,530				$184,632
Loss before income taxes				$(196,124)				$(208,166)

In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

Note 17 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustment to, or disclosure in, our consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weaknesses

Throughout the year ended December 31, 2021, the Company undertook remediation measures related to the previously reported material weaknesses in internal control over financial reporting. We completed our remediation procedures in the quarter ended December 31, 2021, including testing the design and confirming the implementation of the related controls.

Specifically, we undertook the following remediation measures:

•We enhanced the controls surrounding the review of accounting for equity and loss per share, including controls over the input of equity data, controls over the calculation of weighted-average shares outstanding and loss per share, and controls over the financial closing and reporting process. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed effectively and implemented.
•We assessed our resource requirements across the Company and, as a result, have hired additional experienced accounting personnel and have taken steps to improve the overall control effectiveness and efficiency of our accounting and reporting processes. In addition to these resources, we have enhanced the design of our existing controls and implemented certain new controls over complex technical accounting matters. The enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that these controls are designed effectively and implemented.

Based on these procedures, we believe that the previously reported material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and members of our board of directors (ages as of March 15, 2022):

Name	Age	Position(s)
Executive Officers
Travis VanderZanden	43	President, Chief Executive Officer, and Director
Yibo Ling	39	Chief Financial Officer
William S. Rushforth	37	Chief Vehicle Officer
Shane Torchiana	38	Chief Operating Officer
Rebecca Hahn	45	Chief Communications Officer
Lisa Murison	44	General Counsel and Secretary
Non-Employee Directors
Roelof F. Botha	48	Director
Daniel Friedland	48	Director
Nathaniel Justin Kan	38	Director
Robert Komin	59	Director
James E. Mutrie	49	Director
Racquel Russell	43	Director
David Sacks	49	Director

Travis VanderZanden has served as our President and Chief Executive Officer, and as a member of our board of directors since the consummation of the Business Combination. Mr. VanderZanden is also the founder of Bird Rides, and has served as President and Chief Executive Officer, and as a director of Bird Rides since 2017. Prior to founding Bird Rides, Mr. VanderZanden held several leadership positions in the ride-sharing and transportation industries, serving as Chief Operating Officer of Lyft and as a Vice President at Uber. Mr. VanderZanden also founded the on-demand car washing company, Cherry, which was acquired by Lyft, and was Chief Revenue Officer and the first hire at Yammer, a business software company acquired by Microsoft. Mr. VanderZanden has long been inspired to work on last-mile transportation solutions in large part because of his lifelong admiration for his mother, who drove a public bus for more than 30 years in his home state of Wisconsin. Mr. VanderZanden has an MBA from the University of Southern California and a B.S. in Business Administration from the University of Wisconsin, Eau Claire.

We believe that Mr. VanderZanden is qualified to serve on our board because of his experience founding and leading Bird Rides, and extensive experience in the ride-sharing and transportation industries.

Yibo Ling has served as our Chief Financial Officer since the consummation of the Business Combination. Prior to the Business Combination, Mr. Ling served as Chief Financial Officer of Bird Rides since April 2019, and as Vice President, Business & Corporate Development of Bird Rides from October 2018 to April 2019. Mr. Ling oversees the company’s accounting, tax, treasury, financial planning, and analysis functions. Prior to joining Bird Rides in October 2018, Mr. Ling spent four years in the ride-sharing industry as Uber’s Director of Corporate Development, managing corporate strategy, mergers and acquisitions, and Uber’s global expansion to China. Mr. Ling previously worked as a Project Leader at the Boston Consulting Group, where he helped technology and financial services clients operate more efficiently. Mr. Ling received a PhD in Medical and Electrical Engineering and a M.S. in Electrical Engineering and Computer Science from The Massachusetts Institute of Technology, and a B.S. in Biomedical Engineering from the University of Michigan.

William S. Rushforth has served as our Chief Vehicle Officer since the consummation of the Business Combination. Prior to the Business Combination, Mr. Rushforth served as Chief Vehicle Officer of Bird Rides since April 2019, and as Vice President, Engineering and Executive Vice President, Vehicles at Bird Rides from August 2017 to April 2019. As Chief Vehicle Officer, Mr. Rushforth oversees everything pertaining to Bird’s vehicles, including hardware, software, firmware, and field engineering, as well as supply chain and logistics, vendor management, vehicle operations, security, and information technology. From 2005 to 2021, Mr. Rushforth was a partner at 0x7a69 Inc., a software development business, where he led a team of engineers building a variety of products and services for clients ranging from video streaming platforms to credit card processing programs. Prior to joining Bird Rides in 2017, Mr. Rushforth was a technical consultant for cloud operations and a hardware consultant for Fortune 500 and major tech companies.

Shane Torchiana has served as our Chief Operating Officer since January 2022, and previously served in various roles, most recently as Senior Vice President, Corporate Development & Strategy, at Bird Rides, from January 2019 to January 2022. As Chief Operating Officer, Mr. Torchiana is responsible for overseeing all aspects of our Sharing business, including city growth, data and analytics, central operations, and city operations. Before joining Bird in 2018, Mr. Torchiana worked at Boston Consulting Group where he led consulting teams supporting clients in data and analytics, strategy, and transformation projects since 2010. Mr. Torchiana holds a Master of Business Administration from Columbia Business School and a Master of Finance from MIT Sloan.

Rebecca Hahn has served as our Chief Communications Officer since the consummation of the Business Combination, and as Chief Communications Officer and Chief Corporate Responsibility Officer of Bird Rides since April 2019. Ms. Hahn directs all national and global communications, corporate social responsibility, brand, and marketing efforts. She leads the management of Bird’s external vision and oversees all communication touch points, including media relations, community engagement, and social media marketing. Prior to joining Bird Rides in 2018, Ms. Hahn was a partner at The OutCast Agency for ten years. She established the company’s Los Angeles-based office and led teams to develop and implement integrated media strategies. Previously, Ms. Hahn was Director of Oracle’s Corporate Communications team, where she managed global communications campaigns. Ms. Hahn received a B.A. in Political Science from the University of California at Davis.

Lisa Murison has served as our General Counsel and Secretary since the consummation of the Business Combination, and as General Counsel and Secretary of Bird Rides since September 2021. Ms. Murison is responsible for overseeing the company’s legal affairs, including corporate governance, business transactions, labor and employment, litigation, regulatory matters, compliance, and intellectual property. Prior to joining Bird Rides in September 2021, Ms. Murison served as an executive officer of Edmunds.com, Inc. since 2016. As Executive Vice President of Operations, Chief Legal & People Officer for Edmunds, she led the company’s legal and human resources departments, as well as the facilities, procurement, and corporate development functions. From 2014 to 2017, Ms. Murison was a Shareholder of Stradling, Yocca, Carlson & Rauth, P.C., having spent the first ten years of her career in the New York and Los Angeles offices of Sullivan & Cromwell LLP. Ms. Murison holds a B.A. and LL.B. from the University of Cape Town and an LL.M. from Harvard Law School.

Roelof F. Botha has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides from 2018. Since January 2003, Mr. Botha has served in various positions at Sequoia Capital, a venture capital firm, including as a Managing Member since 2007. From 2000 to 2003, Mr. Botha served in various positions at PayPal, a payment processing and financial services company, including as Chief Financial Officer. Mr. Botha has served on the board of directors of Eventbrite, Inc., a global platform for live experiences, since 2009, MongoDB, a cross-platform database program, since 2013, Square, Inc. a provider of payment processing and financial and marketing services, since 2011, Unity Software, Inc., a company that provides a 3D and VR content development platform, since 2009, and Natera, a genetic testing company, since 2007. He also currently serves on the board of directors of a number of privately held companies. Mr. Botha previously served on the board of directors of Xoom Corporation from May 2005 until its acquisition by PayPal in 2015. Mr. Botha holds a Master of Business Administration from the Stanford University Graduate School of Business and a Bachelor of Science in Actuarial Science, Economics and Statistics from the University of Cape Town.

We believe that Mr. Botha is qualified to serve as a member of our board due to his history with Bird Rides, knowledge of the micromobility industry, and experience serving on the boards of directors of public companies.

Daniel Friedland has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since 2017. Mr. Friedland is the co-founder and Managing Director of Goldcrest Capital, a venture capital fund. Previously, Mr. Friedland was an attorney and partner at the law firm Orrick, Herrington & Sutcliffe LLP. Mr. Friedland received his B.A. from Stanford University, graduating Phi Beta Kappa, and his J.D. from Stanford Law School.

We believe that Mr. Friedland is qualified to serve as a member of our board due to his history with Bird Rides and knowledge of the micromobility industry.

Nathaniel Justin Kan has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since 2017. Mr. Kan is an American Internet entrepreneur and investor best known as the cofounder of Twitch, the internet live video streaming platform. In 2006, Mr. Kan launched the live video service Justin.tv, a company that started when he strapped a camera to his head and streamed his life to the internet 24/7. Over the next eight years, through twists and turns, he and his cofounders turned the business into Twitch, ultimately selling to Amazon in 2014 for $970 million. From 2017 to 2020, Mr. Kan was the Chief Executive Officer of Legal Technology Services Inc. Mr. Kan has served as a Partner at Goat Capital since 2020 and as a director at ScriptDash Inc. (dba Alto Pharmacy) since

2015, Flirtey Inc. since 2018, Long Game Inc. since 2020, ZeroCater Inc. since 2017, Scotty Inc. since 2017, and Vy Global Growth since 2020. Mr. Kan holds a B.A. in Physics and Philosophy from Yale University.

We believe that Mr. Kan is qualified to serve as a member of our board due to his history with Bird Rides and his experience building consumer internet businesses at scale and investing across a broad number of technology sub-sectors.

Robert Komin has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since June 2021. Mr. Komin previously served as Chief Financial Officer of Sunrun Inc., the leading residential solar and storage company in the United States, from March 2015 through May 2020, and then continued as a consultant until January 2021. From September 2013 to January 2015, Mr. Komin served as Chief Financial Officer at Flurry, Inc., a mobile analytics and advertising company. From August 2012 to August 2013, Mr. Komin served as Chief Financial Officer at Ticketfly, Inc., a music ticketing and marketing services provider. From January 2010 to July 2012, Mr. Komin served as Chief Operating Officer and Chief Financial Officer at Linden Research, Inc., a creator of virtual digital entertainment and cybercurrency. Previously, Mr. Komin served as Chief Financial Officer at Solexel, Inc., a thin-silicon solar company, Tellme Networks, Inc., a speech recognition applications company, and XOR, Inc., a business application solution provider. Mr. Komin serves as a member of the Board of Trustees of the University of Oregon Foundation, as its audit and risk committee chairman, and as a member of its executive and investment committees. Mr. Komin holds a B.S. in Accounting and General Science from the University of Oregon and a Master of Business Administration from Harvard Business School.

We believe that Mr. Komin is qualified to serve as a member of our board due to his history with Bird Rides, financial expertise and extensive experience with public companies.

James E. Mutrie has served on our board since the consummation of the Business Combination. Previously, Mr. Mutrie was one of the co-founders of Switchback and was its Co-Chief Executive Officer since December 2020 and a member of its board of directors since October 2020, in each case, until consummation of the Business Combination. Mr. Mutrie co-founded and serves as Co-Chief Executive Officer and a member of the board of directors of Switchback III Corporation. Mr. Mutrie also co-founded and served as Chief Commercial Officer, General Counsel, Secretary and a member of the board of directors of Switchback Energy Acquisition Corporation until the closing of its business combination with ChargePoint, Inc., an electric vehicle charging network provider committed to enabling the electrification of mobility for all people and goods. Mr. Mutrie served as Vice President, General Counsel, and Corporate Secretary of RSP Permian, Inc. from June 2014 through the completion of the acquisition of RSP by Concho Resources, Inc. in July 2018. Prior to RSP, Mr. Mutrie served as General Counsel and Compliance Officer at United Surgical Partners International. From October 2003 to January 2007, Mr. Mutrie practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in mergers and acquisitions and capital market offerings. Mr. Mutrie holds a B.A. from Cornell University, a J.D. from Northwestern University School of Law, a Certificate in Financial Management from Cornell University, and a Certificate in Financial Skills from SMU Cox School of Business, Executive Education.

We believe that Mr. Mutrie’s extensive experience in managing public company mergers and acquisitions, financing transactions and corporate governance, including helping to grow a public company from its initial public offering to mid-market, as well as his extensive knowledge of the energy transition industry, brings important and valuable skills to our board.

Racquel Russell has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since February 2021. Ms. Russell currently serves as Vice President of Partner Success for the Premier Agent division of Zillow, a role she has held since 2020. From 2015 to 2020, Ms. Russell worked to build out Zillow’s government relations and public affairs function. Prior to Zillow, Ms. Russell was road-tested at the highest levels of government, spending three years in the White House as top advisor to President Barack Obama, focused on building, communicating, and advancing the President’s agenda on urban affairs and economic opportunity. Throughout her political career, Ms. Russell also held leadership positions for U.S. Senators Tom Carper and Bob Graham, as well as for the National Governors Association. Ms. Russell holds a B.S. in Communications from the University of Miami, and a J.D. from the George Washington University Law School.

We believe that Ms. Russell is qualified to serve as a member of our board due to her history with Bird Rides, familiarity with similar business models, and experience navigating regulatory environments and protecting brand reputation.

David Sacks has served on our board since the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since 2017. Mr. Sacks is General Partner of Craft Ventures, a venture capital firm that he founded in 2017. Previously, Mr. Sacks was founding-era Chief Operating Officer of PayPal, founder/Chief Executive Officer of Yammer (acquired by Microsoft for $1.2 billion in 2012), and Chief Executive Officer of Zenefits. Mr. Sacks holds a B.A. in Economics from Stanford University and a J.D. from the University of Chicago Law School. In addition to Bird, Mr. Sacks sits on the board of a number of private companies, including ClickUp, CloudTrucks, Datasembly, OpenPhone, Scratchpad, Sourcegraph, Thrive Cash (DBA X1), Trellis, and Vendr.

We believe that Mr. Sacks is qualified to serve as a member of our board due to his history with Bird Rides and extensive experience with growing and investing in companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Governance Documents

We believe that good corporate governance is important to ensure that Bird is managed for the long-term benefit of our stockholders. Our nominating and corporate governance committee periodically reviews and reassesses our Corporate Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our Investor Relations website, ir.bird.co, under the “Governance” section, or by writing to our Secretary at our offices at 392 NE 191st Street #20388, Miami, Florida. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than two Form 4s each reporting one transaction filed late by William S. Rushforth and Lisa Murison.

Board Composition

The current authorized number of directors is eight. Our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and amended and restated bylaws (the “Bylaws”) provide that the authorized number of directors may be changed only by resolution of our board of directors. Our board of directors is divided into three classes of directors, with staggered terms of three years each and holding office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Audit Committee

Our audit committee consists of Roelof F. Botha, Robert Komin and James E. Mutrie, with Mr. Komin serving as the chair of the committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable NYSE rules. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior or current employment.

Our board of directors has determined that Mr. Komin qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our board of directors considered Mr. Komin’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The audit committee’s responsibilities include, among other things:

•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

Our compensation committee consists of Daniel Friedland, Nathanial Justin Kan, James E. Mutrie and David Sacks, with Mr. Mutrie serving as the chair of the committee. Messrs. Friedland, Kan, Mutrie and Sacks are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable NYSE listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:

•reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of these goals and objectives, and setting or making recommendations to our board of directors regarding the compensation of our Chief Executive Officer;
•reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;
•making recommendations to our board of directors regarding the compensation of our directors;
•reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans and arrangements; and
•appointing and overseeing any compensation consultants.

We believe that the composition and functioning of our compensation committee meets the requirements for independence under the current NYSE listing standards.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Roelof F. Botha, Daniel Friedland and Racquel Russell, with Mr. Friedland serving as the chair of the committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of the NYSE.

The nominating and corporate governance committee’s responsibilities include, among other things:

•identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•recommending to our board of directors the nominees for election to our board of directors at annual meetings of our stockholders;
•overseeing an evaluation of our board of directors and its committees; and
•developing and recommending to our board of directors a set of corporate governance guidelines.

We believe that the composition and functioning of our nominating and corporate governance committee meets the requirements for independence under the current NYSE listing standards.

Our board of directors may from time to time establish other committees.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our Investor Relations website, ir.bird.co. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K. We granted no waivers under our Code of Business Conduct and Ethics in 2021. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.

Role of the Board in Risk Oversight

As provided in the audit committee charter, the audit committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to risk is handled. In accordance with those policies, our board of directors and the board committees have an active role in overseeing management of the Company’s risks. Our board of directors regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. Our compensation committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. Our audit committee oversees management of financial reporting and related risks. Our nominating and corporate governance committee manages risks associated with the independence of our board of directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2021, our “named executive officers” and their positions at Bird were as follows:

•    Travis VanderZanden, President and Chief Executive Officer;
•    Yibo Ling, Chief Financial Officer; and
•    William S. Rushforth, Chief Vehicle Officer.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2020 and 2021:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Travis VanderZanden	2021	$1,116	$155,738,700	$—	$300	$155,740,116
President & Chief Executive Officer	2020	$25,884	$—	$—	$400	$26,284
Yibo Ling	2021	$300,000	$18,153,891	$—	$1,500	$18,455,391
Chief Financial Officer	2020	$300,000	$—	$152,987	$600	$453,587
William S. Rushforth	2021	$400,000	$18,397,209	$—	$1,900	$18,799,109
Chief Vehicle Officer	2020	$400,550	$—	$45,178	$600	$446,328

(1) Amount reflects the aggregate grant-date fair market value of Restricted Earnout Shares (as defined below) and RSUs granted to the applicable named executive officer during the year ended December 31, 2021, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). See Note 12 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating this amount.
(2) For 2021, “All Other Compensation” consists of reimbursement by the Company of certain cell phone and internet expenses, meals, and wellness services incurred by our named executive officers.

Narrative to Summary Compensation Table

2021 Salaries

In 2021, our named executive officers received an annual base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. Mr. VanderZanden’s 2020 annual base salary was reduced to $1,116, effective April 1, 2020, and his base salary was not changed from that amount for 2021. The annual base salaries for Messrs. Ling and Rushforth for 2021 were $300,000 and $400,000, respectively.

See “Executive Compensation—Summary Compensation Table” for the actual base salaries earned by our named executive officers for services in 2021.

Equity Compensation

Prior to the consummation of the Business Combination, Bird Rides maintained the 2017 Plan in order to provide its service providers with the opportunity to acquire a proprietary interest in its success. Bird Rides offered awards of options to purchase shares, as well as RSUs, to eligible service providers, including our named executive officers, pursuant to the 2017 Plan. In connection with the consummation of the Business Combination, the 2017 Plan was assumed by Bird Global and each then-outstanding and unexercised option of Bird Rides was converted into an option exercisable for shares of our Class A Common Stock based on the Exchange Ratio, and each then-outstanding award of RSUs of Bird Rides was converted into an award covering shares of our Class A Common Stock based on the Exchange Ratio. Following the consummation of the Business Combination, no further awards will be granted under the 2017 Plan.

In connection with the Business Combination, our board of directors adopted the 2021 Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers), and consultants of the Company and certain of our affiliates to enable us to obtain and retain the services of these individuals, which is essential to our long-term success.

In satisfaction of our obligations under the Business Combination Agreement, we granted awards of restricted shares of our Class A Common Stock to applicable equity award holders (including our named executive officers) under the 2021 Plan (the “Restricted Earnout Shares”). The Restricted Earnout Shares vest based on the attainment of applicable stock price goals set forth in the Business Combination Agreement during the Earnout Period (as defined elsewhere in this Annual Report on Form 10-K). These Restricted Earnout Shares are intended to replicate our (pre-closing) shareholders’ contingent right to receive certain “Earnout Shares” (as defined elsewhere in this Annual Report on Form 10-K) upon the achievement of same stock price goals during the Earnout Period.

In addition, in 2021, we granted (i) time-based awards of RSUs to each of our named executive officers and (ii) performance-based awards of RSUs to each of Messrs. VanderZanden and Rushforth under our 2021 Plan.

These awards cover the total number of shares set forth in the table below, and generally vest as follows:

•Mr. VanderZanden’s time-based RSU award vests quarterly based on Mr. VanderZanden’s continued service over a four-year period beginning June 1, 2021.

Mr. VanderZanden’s performance-based RSU award vests based on the satisfaction of both service and market performance conditions: (i) the service condition is satisfied based on Mr. VanderZanden’s continued service over four years and (ii) the market performance condition is satisfied with respect to 1/3 of the RSUs underlying the award on the achievement of a price per share of $12.50, $20.00 and/or $30.00 over the Earnout Period (each a “Price Per Share Goal”), in each case, subject to his continued service through the applicable vesting date. This award constitutes a “Management Award” under (and within the meaning of) the 2021 Plan.

In addition, each of Mr. VanderZanden’s awards is subject to certain accelerated vesting provisions in connection with a qualifying termination of employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions.

•Mr. Rushforth’s time-based RSU award vests (i) with respect to 25% of the total RSUs underlying the award on the first anniversary of the applicable vesting commencement date (December 1, 2021) and (ii) with respect to 75% of the total RSUs underlying the award on each of the first 12 quarterly anniversaries of the vesting commencement date thereafter, in each case, subject to his continued employment through the applicable vesting date.

In addition, Mr. Rushforth’s performance-based RSU award vests upon the satisfaction of both service and market performance conditions: (i) the service condition is satisfied based on Mr. Rushforth’s continued service over four years and (ii) the market performance condition is satisfied over the Earnout Period with respect to 1/3 of the RSUs underlying the award on the achievement of the applicable Price Per Share Goal, in each case, subject to his continued employment through the applicable vesting date. This award constitutes a “Management Award” under (and within the meaning of) the 2021 Plan.

•Mr. Ling’s time-based RSU award vests quarterly based on Mr. Ling’s continued employment over a one-year period beginning November 4, 2021. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions.

In addition, the award agreements evidencing each of the RSU awards described above for Messrs. VanderZanden and Ling contain (i) non-competition restrictions, effective during employment and for two years (for Mr. VanderZanden) and 18 months (for Mr. Ling) following a termination of employment, and (ii) non-solicitation restrictions, effective during employment and for two years following a termination of employment.

The following table sets forth the aggregate number of Restricted Earnout Shares and RSUs granted to our named executive officers in the 2021 fiscal year.

Named Executive Officer	2021 Restricted Earnout Shares	2021 Time-Based RSUs Granted	2021 Performance-Based RSUs Granted
Travis VanderZanden	—	5,872,500	17,617,500
Yibo Ling	189,877	2,345,274	—
William S. Rushforth	154,655	1,000,000	1,500,000

See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for a description of all of the incentive equity awards held by our named executive officers as of December 31, 2021.

Benefits and Perquisites

In 2021, the named executive officers participated in a 401(k) retirement savings plan maintained by Bird. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2021, we did not make matching contributions under the 401(k) plan. Our named executive officers will continue to participate in the 401(k) plan on the same terms as other full-time employees.

In 2021, the named executive officers participated in health and welfare plans maintained by Bird, including:

•    medical, dental, and vision benefits;
•    flexible spending accounts;
•    short-term and long-term disability insurance;
•    basic life and accidental death and dismemberment insurance; and
•    vacation and paid holidays.

Other Perquisites

We also provide certain other perquisites to our named executive officers, including reimbursement by the Company of certain cell phone and internet expenses, meals, and wellness services incurred by our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer as of December 31, 2021. Each option listed in the following table was granted under the 2017 Plan, and each award of Restricted Earnout Shares and RSUs listed in the following table was granted under the 2021 Plan.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Travis	11/9/2021 (2)	6/1/2021	—	—	—	—	5,138,438	31,704,162	—	—
VanderZanden	11/9/2021 (3)	—	—	—	—	—	—	—	17,617,500	108,699,975
Yibo Ling	10/5/2018 (4)	10/5/2018	278,477	198,913	0.16	10/4/2028	—	—	—	—
	3/31/2019 (5)	4/1/2019	27,486	27,487	0.16	3/30/2029	—	—	—	—
	3/19/2020 (6)	2/1/2020	412,301	687,169	0.16	3/18/2030	—	—	—	—
	11/9/2021 (7)	—	—	—	—	—	—	—	189,877	1,171,541
	12/22/2021 (8)	11/4/2021	—	—	—	—	2,345,274	14,470,341	—	—
William S.	9/21/2017 (9)	8/9/2017	438,757	—	0.10	8/8/2027	—	—	—	—
Rushforth	1/27/2018 (10)	2/1/2018	235,041	11,427	0.16	1/26/2028	—	—	—	—
	3/31/2019 (11)	4/1/2019	132,218	60,100	0.16	3/30/2029	—	—	—	—
	3/19/2020 (12)	2/1/2020	210,731	229,057	0.16	3/18/2030	—	—	—	—
	11/9/2021 (7)	—	—	—	—	—	—	—	154,655	954,221
	11/9/2021 (13)	12/1/2021	—	—	—	—	1,000,000	6,170,000	—	—
	11/9/2021 (14)	—	—	—	—	—	—	—	1,500,000	9,255,000

(1)Amount reflects the per share value of Class A Common Stock as of December 31, 2021 ($6.17), multiplied by the number of unvested shares subject to the applicable award as of December 31, 2021.
(2)This RSU award vests over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions.
(3)This RSU award vests based on the achievement of both service and market performance conditions: (i) the service condition is satisfied based on the executive’s continued service over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, and (ii) the market performance condition is satisfied over the Earnout Period with respect to 1/3 of the RSUs underlying the award on the achievement of the applicable Price Per Share Goal, in each case, subject to the executive’s continued service through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions.
(4)This option vests over a four-year period with respect to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date; the option may be exercised at any time.
(5)This option vests over a four-year period (i) with respect to 25% of the shares underlying the award on the first anniversary of the vesting commencement date and (ii) with respect to 1/48th of the shares underlying the award on each monthly anniversary thereafter, subject to the executive’s continued service through the applicable vesting date; this option may be exercised at any time.
(6)This option vests over a four-year period with respect to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date (less one day), subject to the executive’s continued service through the applicable vesting date.
(7)These Restricted Earnout Shares will vest to the extent that the executive would have otherwise been entitled to receive a vested “Earnout Share” (as defined in the Business Combination Agreement) pursuant to the Business Combination Agreement upon the satisfaction of the applicable stock price goals set forth in the Business Combination Agreement during the Earnout Period. No Restricted Earnout Shares vested prior to December 31, 2021.
(8)This RSU award vests over a one-year period with respect to 25% of the RSUs underlying the award on each of the first four quarterly anniversaries of the vesting commencement date, subject to the executive’s continued employment through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions.
(9)This option was vested in full as of December 31, 2021.
(10)This option vests over a four-year period with respect to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date; the option may be exercised at any time.
(11)This option vests and becomes exercisable over a four-year period (i) with respect to 25% of the shares underlying the award on the first anniversary of the vesting commencement date and (ii) with respect to 1/48th of the shares underlying the award on each monthly anniversary thereafter, subject to the executive’s continued service through the applicable vesting date.
(12)This option vests and becomes exercisable over a four-year period with respect to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date (less one day), subject to the executive’s continued service through the applicable vesting date.
(13)This RSU award vests (i) with respect to 25% of the total RSUs underlying the award on the first anniversary of the vesting commencement date and (ii) with respect to 75% of the total RSUs underlying the award on each of the first 12 quarterly anniversaries of the vesting commencement date thereafter, subject to the executive’s continued employment through the applicable vesting date.
(14)This RSU award vests based on the achievement of both service and market performance conditions: (i) the service condition is satisfied based on the executive’s continued service over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, and (ii) the market performance condition is satisfied over the Earnout Period with respect to 1/3 of the RSUs underlying the award on the achievement of the applicable Price Per Share Goal, in each case, subject to the executive’s continued service through the applicable vesting date.

Executive Compensation Arrangements

VanderZanden Equity Award Treatment Upon Termination or Change in Control

On November 9, 2021, as noted above, we granted to Mr. VanderZanden a time-based award of RSUs (“Time-Vesting RSUs”) and a performance-based award of RSUs (“Performance-Vesting RSUs”) under our 2021 Plan. The time-based and performance-based awards cover 5,872,500 and 17,617,500 shares of Class A Common Stock, respectively. Each of these awards is subject to certain accelerated vesting provisions in connection with a qualifying termination of employment, as described below. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for the material vesting terms and conditions of these awards.

Without Cause or for Good Reason

Upon a termination of Mr. VanderZanden’s employment or service with the Company as its Chief Executive Officer (“Service”) by the Company or any of its subsidiaries without “Cause” or by Mr. VanderZanden for “Good Reason” (each as defined in the award agreement) (in any case, a “Qualifying Termination”) prior to the occurrence of a “Change of Control” (as defined in the Business Combination Agreement), then:

(i) a number of Time-Vesting RSUs that would have become fully vested over the 12-month period immediately following the date of such Qualifying Termination (had Mr. VanderZanden remained in continued Service during such period), if any, shall become fully vested on an accelerated basis;

(ii) any Performance-Vesting RSUs that have satisfied the applicable market performance conditions as of the date of such Qualifying Termination shall be deemed to have satisfied the applicable service condition and, accordingly, shall become fully vested; and

(iii) any Performance-Vesting RSUs that have not satisfied the applicable market performance conditions as of the date of such Qualifying Termination shall be deemed to have satisfied the applicable service condition and such RSUs shall remain outstanding and eligible to become fully vested during the Post-Termination Vesting Period (as defined below) upon the achievement of the applicable market performance conditions. To the extent any Performance-Vesting RSUs do not become fully vested on or prior to the final day of the Post-Termination Vesting Period, such Performance-Vesting RSUs automatically will be forfeited and terminated without consideration therefor as of such date.

Death or Disability

Upon a termination of Mr. VanderZanden’s Service due to his death or “disability” (as defined in the award agreement), then:

(i) any then-unvested Time-Vesting RSUs shall become fully vested;

(ii) any Performance-Vesting RSUs that have satisfied the applicable market performance conditions as of the date of such Qualifying Termination shall be deemed to have satisfied the applicable service condition and, accordingly, shall become fully vested; and

(iii) any Performance-Vesting RSUs that have not satisfied the applicable market performance conditions as of the date of such Qualifying Termination shall be deemed to have satisfied the applicable service condition and such RSUs shall remain outstanding and eligible to become fully vested during the Post-Termination Vesting Period upon the achievement of the applicable market performance conditions. To the extent any Performance-Vesting RSUs do not become fully vested on or prior to the final day of the Post-Termination Vesting Period, such Performance-Vesting RSUs automatically will be forfeited and terminated without consideration therefor as of such date.

For purposes of the benefits described above, “Post-Termination Vesting Period” means the period commencing on the date of Mr. VanderZanden’s Qualifying Termination or termination of Service due to Mr. VanderZanden’s death or disability and ending on (and including) the first to occur of (i) the last day of the Earnout Period; (ii) the date on which a Change of Control is consummated; and (iii) the 12-month anniversary of the date on which Mr. VanderZanden’s Service is terminated due to a Qualifying Termination or due to death or disability (as applicable).

Change of Control

If a Change of Control occurs during the Earnout Period, and a Price Per Share Goal is first achieved based on the implied value per share as determined in accordance with Section 3.03(c) of the Business Combination Agreement, then any Performance-Vesting RSUs to which such Price Per Share Goal applies shall be deemed to have satisfied the applicable market performance condition and will be eligible to become fully vested upon the satisfaction of the applicable service condition; any other Performance-Vesting RSUs will be cancelled and forfeited as of the consummation of the Change of Control.

If Mr. VanderZanden experiences a Qualifying Termination on or following the consummation of a Change of Control, then: (i) any then-unvested Time-Vesting RSUs shall become fully vested; and (ii) any Performance-Vesting RSUs that have satisfied the applicable market performance conditions as of the date of such Qualifying Termination shall become fully vested.

In addition, the award agreement evidencing Mr. VanderZanden’s Time-Vesting RSUs and Performance-Vesting RSUs contains non-competition and non-solicitation restrictions (as well as other customary restrictive covenants), which are effective during employment and for two years following a termination of employment.

Employment Agreements

We have entered into offers letters or other employment agreements (collectively, the “Employment Agreements”) with Messrs. Ling and Rushforth, the material terms of which are described below. The Company has not entered into a written offer letter or employment agreement with Mr. VanderZanden.

Yibo Ling

We entered into an Employment Agreement with Mr. Ling on September 28, 2018. On December 22, 2021 we entered into a letter agreement (the “Ling Letter Agreement”) that amended and superseded certain terms and conditions of Mr. Ling’s Employment Agreement.

Ling Employment Agreement

Mr. Ling’s employment under his Employment Agreement is at-will, and will continue until terminated at any time by either party. Pursuant to his Employment Agreement, Mr. Ling is entitled to receive an annual base salary of $300,000 per year.

In connection with entering into the Employment Agreement, Mr. Ling was awarded an option under the 2017 Plan to purchase 954,781 shares of Class A Common Stock (on a post-conversion basis). The option vests as to 1/48th of shares underlying the option on each monthly anniversary of Mr. Ling’s employment start date, subject to Mr. Ling’s continued service; the option may be exercised by Mr. Ling at any time. Upon the consummation of a “change in control” of the Company (as defined in the 2017 Plan), subject to Mr. Ling’s continued employment with the Company through the consummation, the option will vest in full.

Under Mr. Ling’s Employment Agreement (and prior to us entering into the Ling Letter Agreement), upon a termination of employment by the Company without “cause” or by Mr. Ling for “good reason” (each as defined in the Employment Agreement), Mr. Ling would have been eligible to receive the following severance payments and benefits, subject to his timely execution and non-revocation of a general release of claims in favor of the Company:

(i)    an amount equal to three months of his then-current base salary, payable in a single lump sum within 15 days of Mr. Ling’s execution of the release of claims;
(ii)    Company-subsidized healthcare coverage at the same levels as in effect on the date of termination for up to three months following the date of termination; and
(iii)    the number of shares subject to the option that would have vested during the three-month period following the date of termination; provided, that, if a “change in control” (as defined in the 2017 Plan) is consummated within 60 days following such termination, the option will vest in full.

In addition, Mr. Ling also entered into the Company’s standard form of Confidential Information and Invention Assignment Agreement.

Ling Letter Agreement

Pursuant to the Ling Letter Agreement, Mr. Ling was granted a RSU award (the “Ling RSU Award”) under the Company’s 2021 Plan. See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for the material terms and conditions of the Ling RSU Award.

Under the Ling Letter Agreement, the Ling RSU Award and Mr. Ling’s outstanding options (the “Ling Options”) are eligible to vest as follows:

(i)    if a Change in Control (as defined below) occurs prior to November 4, 2022, then (x) the Ling RSU Award and (y) any shares underlying the Ling Options that are eligible to vest prior to such date (the “Eligible CIC Option Shares”) will fully vest and (as applicable) become exercisable on an accelerated basis, subject to Mr. Ling’s continued employment until immediately prior to the closing of such Change in Control; or
(ii)    if Mr. Ling experiences an Involuntary Termination (as defined below) within 60 days prior to a Change in Control, then, during such 60-day period, the Ling RSU Award and any Eligible CIC Option Shares will remain outstanding and eligible to fully vest and (as applicable) become exercisable upon such Change in Control. If, however, a Change in Control does not occur within such 60-day period, the Ling RSU Award and any Ling Options automatically will (to the extent then-unvested) be forfeited for no consideration.

Any shares underlying the Ling Options that are not Eligible CIC Option Shares will not be eligible to vest, whether on an accelerated basis or otherwise, prior to (or, as applicable, in connection with) the first to occur of November 4, 2022 and the consummation of a Change in Control.

For purposes of the benefits described above, a “Change in Control” is defined in the Ling Letter Agreement to have the meaning set forth in the 2017 Stock Plan, with respect to the Ling Options, or as set forth in the 2021 Plan, with respect to the Ling RSU Award. In addition, an “Involuntary Termination” means a termination of Mr. Ling’s employment by the Company without “Cause” or by Mr. Ling for “Good Reason” (each as defined in the Ling Letter Agreement).

Under the Ling Letter Agreement, if Mr. Ling experiences an Involuntary Termination, then:

(i)    the Company will pay to Mr. Ling a cash amount equal to three months of his annual base salary then in effect, payable in substantially equal installments over the three-month period following the termination date; and
(ii)    each then-unvested portion of the Ling RSU Award and any Ling Option will, in each case, vest and (as applicable) become exercisable on an accelerated basis as of the termination date with respect to the number of shares underlying the award that would have vested had Mr. Ling remained in continuous employment during the one-month period following such termination date (and calculated as though the Ling RSU Award and Ling Options vest on a monthly basis from the applicable grant date).

Any severance payments and benefits described above will be conditioned upon Mr. Ling’s timely execution and non-revocation of the Company’s standard general release of all claims in a form prescribed by the Company.

William S. Rushforth

We entered into an Employment Agreement with Mr. Rushforth on August 9, 2017. Mr. Rushforth’s employment under the Employment Agreement is at-will, and will continue until terminated at any time by either party. Pursuant to the Employment Agreement, Mr. Rushforth is entitled to receive an annual base salary of $80,000 per year. See “Executive Compensation—Narrative to Summary Compensation Table” for Mr. Rushforth’s current annual base salary.

In addition, Mr. Rushforth entered into the Company’s standard form of Confidential Information and Invention Assignment Agreement.

Director Compensation

2021 Director Compensation

In 2021, two non-employee directors, Robert Komin and Racquel Russell, received compensation for services on our board of directors, as reflected in the table below. None of our other non-employee directors received compensation from the Company for their services on our board in 2021.

The following table sets forth the compensation received by our directors in 2021 for services on the board.

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($) (2)	Total ($)
Roelof F. Botha	—		—	—
Daniel Friedland	—		—	—
Antonio Gracias (3)	—		—	—
Nathaniel Justin Kan	—		—	—
Robert Komin (4)	16,767	(5)	725,000	741,767
James E. Mutrie (4)	—		—	—
Racquel Russell (4)	35,068	(5)	723,643	758,711
David Sacks	—		—	—
Jeffrey Smith (3)	—		—	—

(1)    Travis VanderZanden, our Chief Executive Officer, did not receive any compensation for his services as a member of our board in 2021. See “Executive Compensation—Summary Compensation Table” for the compensation paid to Mr. VanderZanden for the services he provided to our Company during 2021.
(2)     Amounts reflect the full grant-date fair value of the awards of RSUs granted during 2021 computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. See Note 12 of the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the relevant assumptions used in calculating this amount.
(3)    The services of each of Messrs. Gracias and Smith on our board ended upon the consummation of the Business Combination.
(4)    The services of Mr. Mutrie on our board began upon the consummation of the Business Combination. The services of Mr. Komin and Ms. Russell on our board began in June 2021 and February 2021, respectively.
(5)    Amounts represent the cash retainer fees paid to Mr. Komin and Ms. Russell pursuant to their respective director offer letters with the Company, dated as of May 13, 2021 and November 25, 2020, respectively.

The table below shows the aggregate number of RSUs and Restricted Earnout Shares held as of December 31, 2021 by each non-employee director who served in 2021.

Name	RSUs Outstanding at Fiscal Year End (#)	Restricted Earnout Shares Outstanding at Fiscal Year End (#)
Roelof F. Botha	—	—
Daniel Friedland	—	—
Antonio Gracias	—	—
Nathaniel Justin Kan	—	—
Robert Komin	100,000	—
James E. Mutrie	—	—
Racquel Russell	87,957	10,234
David Sacks	—	—
Jeffrey Smith	—	—

2022 Director Compensation

Director Compensation Program

In 2022, our board of directors adopted a non-employee director compensation program, pursuant to which our non-employee directors (each, an “Eligible Director”) are eligible to receive annual cash retainer fees and equity awards in exchange for their services on our board (the “Director Compensation Program”). The Director Compensation Program consists of the following material components:

Cash Compensation:

•Annual Retainer: $45,000
•Annual Committee Chair Retainer:
◦Audit: $20,000

◦Compensation: $15,000
◦Nominating and Corporate Governance: $10,000
•Annual Committee Member (Non-Chair) Retainer:
◦Audit: $10,000
◦Compensation: $7,500
◦Nominating and Corporate Governance: $5,000
•Lead Independent Director: $20,000

The annual cash retainers will be paid in quarterly installments in arrears. Annual cash retainers will be pro-rated for any partial calendar quarter of service.

Equity Compensation:

Annual Grant: An Eligible Director who is serving on our board of directors as of the date of an annual meeting of stockholders automatically will be granted an award of RSUs with an aggregate value of $185,000 on the date of such annual meeting, beginning with calendar year 2022. Each Annual Grant will vest in full on the earlier to occur of the first anniversary of the grant date and the date of the next annual meeting following the grant date, subject to continued service.

The number of RSUs subject to an Annual Grant will be determined by dividing the value of the award by the volume-weighted average per-share price of the Company’s Class A Common Stock over the 20 trading day period ending on (and including) the applicable grant date.

In addition, each equity award granted to an Eligible Director under the Director Compensation Program will vest in full immediately prior to the occurrence of a “change in control” (as defined in the 2021 Plan), to the extent the Eligible Director will not become, as of immediately following such change in control, a board member of the Company or its ultimate parent company.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

In connection with the adoption of our Director Compensation Program, our board of directors also approved (i) a one-time cash payment to Eligible Directors to reflect the cash compensation they would have received under the Director Compensation Program, had it been in effect as of the closing of the Business Combination and (ii) the grant of RSU awards with a value of $110,000 to each of Messrs. Botha, Friedland, Kan, Mutrie and Sacks. These RSU awards will vest in full at our 2022 annual meeting of stockholders. Mr. Komin and Ms. Russell were not eligible to receive this RSU award because each received an RSU award in connection with the commencement of their services in 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our voting shares by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Percentage ownership of our voting securities is based on 240,597,822 shares of Class A Common Stock issued and outstanding and 34,534,930 shares of Class X Common Stock issued and outstanding as of February 15, 2022. Shares of our Class A Common Stock that may be acquired by an individual or group within 60 days of February 15, 2022, pursuant to the exercise of options or warrants, the settlement of RSUs, or the conversion of Class X Common Stock, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Unless otherwise noted, the business address of those listed in the table below is c/o Bird Global, Inc., 392 NE 191st Street #20388, Miami, Florida.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock(1)	% of Ownership	Combined Voting Power %
5% Stockholders
Entities affiliated with FMR LLC(2)	33,332,657	13.9%	3.6%
Entities affiliated with Craft Ventures(3)	26,948,429	11.2%	2.9%
Entities affiliated with Valor Equity Partners(4)	22,274,968	9.3%	2.4%
Entities affiliated with Goldcrest Capital(5)	19,651,739	8.2%	2.1%
Entities affiliated with Sequoia Capital(6)	17,018,541	7.1%	1.8%
Entities affiliated with NGP Switchback II, LLC(7)	14,376,250	6.0%	1.5%
Directors and Executive Officers
Travis VanderZanden(8)	35,636,023	13.0%	74.3%
Yibo Ling(9)	2,202,372	*	*
William S. Rushforth (10)	1,138,535	*	*
Roelof F. Botha(11)	—	*	*
Daniel Friedland(12)	19,651,739	8.2%	2.1%
Nathaniel Justin Kan(13)	549,191	*	*
Robert Komin	25,000	*	*
James E. Mutrie(14)	14,376,250	6.0%	1.5%
Racquel Russell	29,319	*	*
David Sacks(15)	26,948,429	11.2%	2.9%
All directors and executive officers as a group (13 individuals)	101,430,932	36.9%	81.4%

*    Less than one percent
1.The information provided in this table is based on the Company’s records, information supplied to the Company by its executive officers, directors, and principal shareholders, and information contained in Schedules 13D and 13G filed with the SEC.
2.Pursuant to a Schedule 13G/A filed with the SEC on February 9, 2022, includes 12,583,322 shares held by Fidelity Blue Chip Growth Fund. This and other accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940 (as amended, the “Investment Company Act”), to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for each of the persons and entities identified in this footnote is 245 Summer Street, Boston, Massachusetts 02210.
3.Pursuant to a Schedule 13D filed with the SEC on November 23, 2021, consists of (i) 20,769,528 shares of our Class A Common Stock held of record by Craft Ventures I, L.P.; (ii) 3,888,286 shares of our Class A Common Stock held of record by Craft Ventures I-A, L.P.; and (iii) 2,290,615 shares of our Class A Common Stock held of record by Craft Ventures I-B, L.P (collectively, the “Craft I Funds”). David Sacks, one of our directors, is a managing member of Craft Ventures GP I, LLC, which is the general partner of each of the Craft I Funds, and makes investment and voting decisions on behalf of the Craft I Funds. The address for each of the entities and persons identified in this footnote is 855 Front Street, San Francisco, California 94111.
4.Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022, consists of (i) 11,019,943 shares of our Class A Common Stock held of record by Valor Bird Holdings, LLC; (ii) 2,100,939 shares of our Class A Common Stock held of record by Valor Bird Fund IV Grant Holdings LLC; (iii) 4,201,878 shares of our Class A Common Stock held of record by Valor Bird Fund V Grant Holdings LLC; (iv) 4,131,348 shares of our Class A Common Stock held of record by Valor Fund V Bird Holdings, L.P.; and (v) 820,860 shares of our Class A Common Stock held of record by Valor R&D Series LLC – Series CP, CY and EZ (collectively, the “Valor Bird Funds”). Valor Fund V Bird GP Holdings, LLC is the general partner of Valor Fund V Bird Holdings L.P. and Valor R&D Management LLC is the manager of Valor R&D Series LLC (Series CP, CY, & EZ). Valor Management L.P. is the managing member of Valor Equity Capital IV LLC, which is the general partner of Valor Equity Associates IV L.P., which, in turn, is the general partner of Valor Equity Partners IV L.P., which serves as the managing member of Valor Bird Fund IV Grant Holdings LLC. Valor Management L.P. is the managing member of Valor Equity Capital V LLC, which is the general partner of Valor Equity Associates V L.P., which, in turn, is the general partner of Valor Equity Partners V L.P., which serves as the managing member of Valor Bird Fund V Grant Holdings LLC. Decisions regarding the voting and disposition of the shares held by the Valor Bird Funds other than Valor R&D Series LLC (Series CP, CY, & EZ) are made through an investment committee at the Valor Equity Associates IV L.P. and Valor Equity Associates V L.P. level that consists of at least three individuals. By virtue of his role and various positions with the Valor Equity Partners entities named herein, Antonio

Gracias may be deemed to share beneficial ownership over the shares held of record by the Valor Bird Funds. Other than with respect to the shares held by Valor R&D Series LLC (Series CP, CY, & EZ), Mr. Gracias disclaims beneficial ownership of the shares held by the Valor Bird Funds for purposes of Sections 13(d) or 13(g) of the Exchange Act. The address for each of the persons and entities identified in this footnote is c/o Valor Equity Partners, 875 North Michigan Avenue, Suite 3214, Chicago, Illinois 60611.
5.Pursuant to a Schedule 13D filed with the SEC on November 16, 2021, consists of (i) 2,912,224 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-B SPV, LLC; (ii) 1,664,017 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-C SPV, LLC; (iii) 871,048 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-C-1 SPV, LLC; (iv) 103,589 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-D SPV, LLC; (v) 2,820,759 shares of our Class A Common Stock held of record by Goldcrest Capital II-A, LP, for itself and as nominee for Goldcrest Capital II-B, LP and Goldcrest Capital II-C, LP; (vi) 10,107,652 shares of our Class A Common Stock held of record by Goldcrest Capital QP, LP; and (vii) 1,172,450 shares of our Class A Common Stock held of record by Goldcrest Capital, LP. (collectively, the “Goldcrest Funds”). Daniel Friedland, one of our directors, and Adam Ross are the sole managing members or managers, as applicable, of each of the Goldcrest Funds. As a result, Messrs. Friedland and Ross may be deemed to share beneficial ownership of the shares of Class A Common Stock held of record by each of the Goldcrest Funds. The address for each of the persons and entities identified in this footnote is 5956 Sherry Lane, Suite 1818, Dallas, Texas 75225.
6.Pursuant to a Schedule 13D filed with the SEC on November 15, 2021, consists of 5,685,761 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth Fund VII, L.P. (“GFVII”); (ii) 423,239 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth VII Principals Fund, L.P. (“GFVII PF”); (iii) 6,195,430 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth Fund VIII, L.P. (“GFVIII”); (iv) 4,627,595 shares of our Class A Common Stock held of record by Sequoia Grove II, LLC (“Grove II”); and (v) 86,516 shares of our Class A Common Stock held of record by Sequoia Grove UK, L.P. (“Grove UK” and, together with Grove II, the “Grove Funds”). SC US (TTGP), Ltd. is (i) the general partner of SC U.S. Growth VII Management, L.P., which is the general partner of each of GFVII and GFVII PF (collectively, the “GFVII Funds”), and (ii) the general partner of SC U.S. Growth VIII Management, L.P., which is the general partner of GFVIII. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds and GFVIII include Roelof Botha, one of our directors. As a result, and by virtue of the relationships described in this paragraph, each such person may be deemed to share voting and dispositive power with respect to the shares held by the GFVII Funds, GFVIII, and the Grove Funds, as applicable. Sequoia Grove Manager, LLC is the manager of Grove II. As a result, Sequoia Grove Manager, LLC may be deemed to share beneficial ownership with respect to the shares held by Grove II. Mr. Botha expressly disclaims beneficial ownership of the shares held by the GFVII Funds, GFVIII, and the Grove Funds. The address for each of the persons and entities identified in this footnote is 2800 Sand Hill Road, Suite 101, Menlo Park, California 94025.
7.Pursuant to a Schedule 13G/A filed with the SEC on February 9, 2022, NGP Switchback II, LLC is the record holder of the securities reported herein. Scott K. McNeill is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. James E. Mutrie, one of our directors, is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. As such, Messrs. McNeill and Mutrie may be deemed to have or share beneficial ownership of the securities held directly by NGP Switchback II, LLC. Messrs. McNeill and Mutrie disclaim any such beneficial ownership of such securities. Christopher G. Carter, Scott Gieselman, Sam Stoutner, and Philip J. Deutch are managers of NGP Switchback II, LLC. In addition, NGP ETP III Investments, LLC directly or indirectly owns a majority of the limited liability company interests of NGP Switchback II, LLC through its wholly owned subsidiary, NGP ETP III Investments, LLC, and NGP ETP III Investments, LLC’s majority owned subsidiary, NGP Energy Technology Partners III, LLC. NGP XII US Holdings, L.P. is the sole member of NGP ETP III Investments, LLC, NGP XII Holdings GP, L.L.C. is the sole general partner of NGP XII US Holdings, L.P., and NGP Natural Resources XII, L.P. is the sole member of NGP XII Holdings GP, L.L.C. G.F.W. Energy XII, L.P. is the sole general partner of NGP Natural Resources XII, L.P., and GFW XII, L.L.C. is the sole general partner of G.F.W. Energy XII, L.P. GFW XII, L.L.C. has delegated full power and authority to manage NGP XII US Holdings, L.P. to NGP Energy Capital Management, L.L.C. Christopher G. Carter, Craig Glick, and Jill Lampert serve on the Executive Committee of NGP Energy Capital Management, L.L.C. The address for each of the entities and persons identified in this footnote is 2850 N. Harwood Street, 19th Floor, Dallas, Texas 75201.
8.Consists of (i) 34,534,930 shares of Class X Common Stock held by Mr. VanderZanden and (ii) 1,101,093 shares of Class A Common Stock issuable to Mr. VanderZanden upon the vesting of restricted stock units within 60 days of February 15, 2022. Shares of Class X Common Stock are convertible on a one-to-one basis into shares of Class A Common Stock at the option of the holder. Except as otherwise expressly provided in the Certificate of Incorporation or by applicable law, each holder of Class X Common Stockhas the right to 20 votes per share of Class X Common Stock outstanding and held of record by such holder.
9.Consists of (i) 730,268 shares of Class A Common Stock held by Mr. Ling, (ii) 586,318 shares of Class A Common Stock issuable to Mr. Ling upon the vesting of restricted stock units within 60 days of February 15, 2022 and (iii) 885,786 shares of Class A Common Stock issuable to Mr. Ling upon the exercise of options exercisable within 60 days of February 15, 2022.
10.Consists of (i) 70,854 shares of Class A Common Stock held by Mr. Rushforth, and (ii) 1,067,681 shares of Class A Common Stock issuable to Mr. Rushforth upon the exercise of options exercisable within 60 days of February 15, 2022.
11.See footnote 6.
12.Reflects holdings disclosed in footnote 5.
13.Includes 54,166 shares held of record by Nathaniel Justin Kan Revocable Trust.
14.Includes (i) 7,826,250 shares of Class A Common Stock and (ii) 6,550,000 shares of Class A Common Stock issuable upon exercise of warrants within 60 days, in each case, owned of record by NGP Switchback II, LLC, of which Mr. Mutrie may be deemed to have or share beneficial ownership. Mr. Mutrie disclaims any such beneficial ownership of such securities. See footnote 7.
15.Reflects holdings disclosed in footnote 3.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (#) (3)
Equity compensation plans approved by security holders	65,031,525	$0.30	16,480,057
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	65,031,525	$0.30	16,480,057

(1)    Includes shares subject to outstanding awards granted under our 2021 Plan and 2017 Plan as of December 31, 2021, of which 12,303,050 shares are subject to outstanding options under the 2017 Plan, 3,664,550 shares are subject to outstanding RSUs under the 2017 Plan, 46,958,551 shares are subject to outstanding RSUs under the 2021 Plan, 1,808,524 shares are subject to outstanding Restricted Earnout Shares, and 296,850 restricted shares of Class A Common Stock that were issued pursuant to early exercises of options. The Restricted Earnout Shares and restricted shares of Class A Common Stock that were issued pursuant to early exercises of options are not otherwise counted as issued and outstanding shares of our common stock. The 2017 Plan was terminated in connection with the adoption of the 2021 Plan. Awards under the 2017 Plan that remained outstanding as of November 4, 2021 (the date on which the Business Combination was consummated) continue to be subject to the terms of the 2017 Plan.

(2)     As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2017 Plan was $0.30. No options have been granted under the 2021 Plan. The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)    As of December 31, 2021, an aggregate of 10,994,444 shares of Class A Common Stock were available for issuance under the 2021 Plan and 5,485,613 shares of Class A Common Stock were available for issuance under the ESPP. There are no shares available for future issuance under our 2017 Plan.

The number of shares available for issuance under the 2021 Plan increases automatically on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Board. On January 1, 2022, an additional 13,732,005 shares of Class A Common Stock became available for issuance under the 2021 Plan. This increase is not reflected in the table above.

The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 1% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our board of directors. On January 1, 2022, an additional 2,746,401 shares of Class A Common Stock became available for issuance under the ESPP. This increase is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Approval of Related Person Transactions

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•any person who is, or at any time during the applicable period was, one of our directors or executive officers;
•any person who is known by the Company to be the beneficial owner of more than 5% of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, step-child, parent, step-parent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings the Company may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related person transactions.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Registration Rights Agreement

In connection with the consummation of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the other parties thereto, including (i) Travis VanderZanden, our President and Chief Executive Officer, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, (ii) entities affiliated with Craft Ventures, Goldcrest Capital, Sequoia Capital, and Valor Equity Partners, each of which holds more than 5% of our outstanding capital stock (David Sacks, Daniel Friedland, and Roelof F. Botha, each of whom are members of our board of directors, are affiliated with Craft Ventures, Goldcrest Capital, and Sequoia Capital, respectively), (iii) James E. Mutrie, a member of our board of directors, and (iv) the Sponsor, which is affiliated with Mr. Mutrie, and certain members of the Sponsor. Pursuant to the Registration Rights Agreement, we agreed that, within 20 business days after the consummation of the Business Combination, we would file with the SEC (at our sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the holders party thereto, and we would use our commercially reasonable efforts to have such registration statement declared effective as soon as reasonably practicable after the filing thereof and to maintain the effectiveness of such registration statement. In certain circumstances, certain holders of Switchback can demand up to three underwritten offerings and certain former holders of Bird Rides can demand up to three underwritten offerings, and all of such holders can demand up to four block trades within any 12-month period and will be entitled to customary piggyback registration rights. The Registration Rights Agreement does not provide for the payment of any cash penalties by us if we fail to satisfy any of our obligations under the Registration Rights Agreement.

PIPE Financing

Certain PIPE Investors related to Bird Rides and Switchback entered into Subscription Agreements with Switchback, pursuant to which they subscribed for shares of our Class A Common Stock in connection with the PIPE Financing. Such PIPE Investors that participated in the PIPE Financing included (i) James E. Mutrie (430,000 shares), a member of our board of directors, (ii) Fidelity Investments Inc. (“Fidelity”) (6,000,000 shares), which holds more than 10% of our capital stock, and (iii) Scott McNeill (430,000 shares), NGP Energy Technology Partners III, LLC (1,333,000 shares), NGP ETP III Investments, LLC (2,107,000 shares), and NGP Keystone, L.P. (1,000,000 shares), each an affiliate of the Sponsor. The Subscription Agreements provide the PIPE Investors with certain registration and indemnification rights.

Indemnification Agreements

Our Certificate of Incorporation contains provisions limiting the liability of directors, and our Bylaws provide that we will indemnify each of our directors to the fullest extent permitted under Delaware law. Our Certificate of Incorporation and Bylaws also provide our board with discretion to indemnify officers and employees when determined appropriate by our board.

We have entered into indemnification agreements with each of our directors and executive officers and certain of our key employees. The indemnification agreements provide that the Company will indemnify each of its directors, executive officers, and such other key employees against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of the Company’s directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law and our organizational documents. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Company will advance all expenses incurred by its directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.

Earnout Shares

Pursuant to the Business Combination Agreement, during the Earnout Period and as additional consideration for Bird’s interest acquired in connection with the Business Combination, within five business days after the occurrence of an Earnout Triggering Event described below, we will issue or cause to be issued to Eligible Bird Equityholders with respect to each such Earnout Triggering Event, an aggregate of 10,000,000 Earnout Shares, upon the terms and subject to the conditions set forth in the Business Combination Agreement and the ancillary agreements thereto.

For the avoidance of doubt, the Eligible Bird Equityholders with respect to an Earnout Triggering Event will be entitled to receive Earnout Shares upon the occurrence of each Earnout Triggering Event, provided that each Earnout Triggering Event will only occur once, if at all, and in no event will the Eligible Bird Equityholders be entitled to receive more than an aggregate of 30,000,000 Earnout Shares.

If, during the Earnout Period, there is a change of control pursuant to which we or our stockholders have the right to receive consideration implying a value per share of our Class A Common Stock (as agreed in good faith by the Sponsor and our board) of:

•less than $12.50, then no Earnout Shares will be issuable;
•greater than or equal to $12.50 but less than $20.00, then, (a) immediately prior to such change of control, we will issue 10,000,000 shares of our Class A Common Stock (less any Earnout Shares issued prior to such change of control) to the Eligible Bird Equityholders with respect to the change of control and (b) no further Earnout Shares will be issuable;
•greater than or equal to $20.00 but less than $30.00, then, (a) immediately prior to such change of control, we will issue 20,000,000 shares of our Class A Common Stock (less any Earnout Shares issued prior to such change of control) to the Eligible Bird Equityholders with respect to the change of control and (b) no further Earnout Shares will be issuable; or
•greater than or equal to $30.00, then, (a) immediately prior to such change of control, we will issue 30,000,000 shares of our Class A Common Stock (less any Earnout Shares issued prior to such change of control) to the Eligible Bird Equityholders with respect to the change of control and (b) no further Earnout Shares will be issuable.

The common stock price targets specified in the definitions of “Earnout Triggering Event I,” “Earnout Triggering Event II,” and “Earnout Triggering Event III” set forth in the Business Combination Agreement will be equitably adjusted for stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or other like change or transaction with respect to our common stock occurring on or after the consummation of the Business Combination.
Earnout Shares issuable with respect to restricted stock, stock options and RSUs of Bird are the subject of awards of restricted shares of our Class A Common Stock granted under the 2021 Plan. These earnout awards will vest and the restrictions thereon will lapse based on the achievement of the per share value of our Class A Common Stock set forth in the Earnout Triggering Events. In no event will the total number of Earnout Shares, including with the Restricted Earnout Shares issued pursuant to earnout awards, exceed 30,000,000 in the aggregate.

Switchback Founder Earn Back Shares

In connection with the execution of the Business Combination Agreement, the Sponsor and certain officers and directors of Switchback entered into the Letter Agreement Amendment, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) the Switchback Founder Earn Back Shares, of which (a) 988,281 Switchback Founder Earn Back Shares will no longer be subject to potential forfeiture if the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE is greater than or equal to $12.50 for any ten trading days within any 20 consecutive trading day period within the Earnout Period and (b) 988,281 Switchback Founder Earn Back Shares will no longer be subject to potential forfeiture if the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE is greater than or equal to $15.00 for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

Employment Agreements and Equity Compensation

From time to time, we may enter into employment or compensation arrangements with senior management or other key employees. For instance, we are party to Employment Agreements with each of our named executive officers, other than Mr. VanderZanden. The Employment Agreement with Mr. Ling, as amended, provides for severance benefits in connection with certain qualifying terminations. For more information, see “Executive Compensation.”

Independence of the Board of Directors

As a controlled company within the meaning of the NYSE rules, we are not required to have a board that is composed of a majority of independent directors. However, we currently do not rely on that exemption and voluntarily comply with the NYSE requirement to have a board that is composed of a majority of independent directors. In making its independence determinations, the board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management, including with respect to their ownership of our common stock. As a result of this review, our board of directors determined that Roelof F. Botha, Daniel Friedland, Nathaniel Justin Kan, Robert Komin, James E. Mutrie, Racquel Russell and David Sacks are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE, representing seven of our eight directors. Travis VanderZanden is not an independent director due to his employment as President and Chief Executive Officer of the Company.

Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits, Financial Statement Schedules
1.Financial Statements: The financial statements required by this item are listed in Item 8. Financial Statements and Supplementary Data.
2.Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.
3.Exhibits: The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/
		Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Business Combination Agreement, dated as of May 11, 2021, by and among Switchback II Corporation, Maverick Merger Sub Inc., Bird Rides, Inc., and Bird Global, Inc.	S-4	333-256187	2.1	05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q		3.2
4.1	Specimen Class A Common Stock Certificate of Bird Global, Inc.	S-4/A	333-256187	4.5	07/15/2021
4.2	Specimen Warrant Certificate of Bird Global, Inc.	S-4/A	333-256187	4.6	07/15/2021
4.3	Description of Capital Stock					*
10.1	Amended and Restated Registration Rights Agreement, dated November 4, 2021, by and among Bird Global, Inc., NGP Switchback II, LLC, and the other holders party thereto.	8-K	001-41019	10.1	11/09/2021
10.2	Form of Subscription Agreement.	8-K	001-39863	10.3	5/12/2021
10.3	Form of Indemnification Agreement.	8-K	001-41019	10.2	11/09/2021
10.4	Loan and Security Agreement, dated as of April 27, 2021, by and among Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, the persons from time to time party thereto as lenders, and MidCap Financial Trust, as administrative agent.	S-4	333-256187	10.16	05/14/2021
10.5
Amendment No. 1 to Loan and Security Agreement, dated as of June 10, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.
						*
10.6	Amendment No. 2 to Loan and Security Agreement, dated as of October 12, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	333-256187	10.1	10/18/2021
10.7	Master Scooter Operating Lease and Servicing Agreement, dated as of April 27, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as a lessee and servicer.	S-4	333-256187	10.17	05/14/2021
10.8	Amendment No. 1 to Master Scooter Operating Lease and Servicing Agreement, dated as of October 12, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	333-256187	10.2	10/18/2021
10.9†	Bird Global, Inc. 2021 Incentive Award Plan.	S-8	333-260893	99.4	11/09/2021
10.10†	Form of Stock Option Grant Notice and Stock Option Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.5	11/09/2021
10.11†	Form of SVP+ Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.6	11/09/2021
10.12†	Form of Amended and Restated CEO Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.7	11/09/2021	*
10.13†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Restricted Earnout Shares) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.8	11/09/2021
10.14†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Management Award) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.9	11/09/2021
10.15†	Bird Global, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-260893	99.10	11/09/2021
10.16†	Bird Global, Inc. Amended and Restated 2017 Stock Plan.	S-8	333-260893	99.1	11/09/2021
10.17†	Form of Stock Option Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.19	08/18/2021
10.18†	Form of Restricted Stock Unit Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.20	08/18/2021
10.19†	Offer Letter by and between Yibo Ling and Bird, dated as of September 28, 2018.	S-4/A	333-256187	10.21	08/18/2021

10.20†	Compensation Letter Agreement by and between Bird Global, Inc. and Yibo Ling, dated as of December 22, 2021	8-K	001-41019	10.1	12/27/2021
10.21†	Offer Letter by and between William Scott Rushforth and Bird, dated as of August 9, 2017.	S-4/A	333-256187	10.22	08/18/2021
10.22†	Non-Employee Director Compensation Program					*
21.1	List of Subsidiaries of Bird Global, Inc.	S-1	333-261137	21.1	11/17/2021
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Bird Global, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*     Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.
+    The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule, or exhibit to the SEC upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRD GLOBAL, INC.

Date: March 15, 2022	By:	/s/ Travis VanderZanden
Travis VanderZanden
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Travis VanderZanden	President, Chief Executive Officer and Director	March 15, 2022
Travis VanderZanden	(principal executive officer)
/s/ Yibo Ling	Chief Financial Officer	March 15, 2022
Yibo Ling	(principal financial officer)

/s/ Greg Wright	Controller	March 15, 2022
Greg Wright	(principal accounting officer)

/s/ Roelof F. Botha	Director	March 15, 2022
Roelof F. Botha

/s/ Daniel Friedland	Director	March 15, 2022
Daniel Friedland

/s/ Nathaniel Justin Kan	Director	March 15, 2022
Nathaniel Justin Kan

/s/ Robert Komin	Director	March 15, 2022
Robert Komin

/s/ James E. Mutrie	Director	March 15, 2022
James E. Mutrie

/s/ Racquel Russell	Director	March 15, 2022
Racquel Russell

/s/ David Sacks	Director	March 15, 2022
David Sacks