Form 10-Q
period 2022-03-31
Bird Global, Inc.
filed 2022-05-16
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-41019
______________________
Bird Global, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware	86-3723155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

392 NE 191st Street, #20388 Miami, Florida	33179
(Address of principal executive offices)	(Zip Code)
(866) 205-2442
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BRDS	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock	BRDS WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, there were 244,232,830 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 34,534,930 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	5
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the impact of the COVID-19 pandemic on our business, financial condition, and results of operations; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings that we are regularly subject to; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, in relation to any expansion by us into international markets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.
Unless the context otherwise requires, all references in this Quarterly Report to the “Company,” “we,” “us,” “our,” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,026	$128,556
Restricted cash and cash equivalents—current	33,834	30,142
Accounts receivable, net	9,885	8,397
Inventory, net	23,262	28,242
Prepaid expenses and other current assets	58,052	33,778
Total current assets	160,059	229,115
Restricted cash and cash equivalents—non current	1,487	1,203
Property and equipment, net	1,315	1,526
Vehicle deposits	104,313	117,071
Vehicles, net	173,184	118,949
Goodwill	118,911	121,169
Other assets	7,780	8,228
Total assets	$567,049	$597,261
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,294	$5,002
Accrued expenses	34,471	31,428
Deferred revenue	42,757	43,345
Notes payable	68,607	49,094
Other current liabilities	5,978	5,089
Total current liabilities	160,107	133,958
Derivative liabilities	27,549	136,196
Other liabilities	5,720	6,282
Total liabilities	193,376	276,436
Commitments and contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 240,141,898 and 238,089,017 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of March 31, 2022 and December 31, 2021	27	27
Additional paid-in capital	1,522,270	1,475,300
Accumulated other comprehensive income	3,065	7,538
Accumulated deficit	(1,151,689)	(1,162,040)
Total stockholders’ equity	373,673	320,825
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$567,049	$597,261
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended March 31,
	2022	2021
Revenues:
Sharing	33,577	21,649
Product sales	4,401	4,021
Total revenues	37,978	25,670
Cost of sharing, exclusive of depreciation	21,386	14,398
Cost of product sales	4,229	4,215
Depreciation on sharing vehicles	8,940	5,017
Gross margin	3,423	2,040
Other operating expenses:
General and administrative (including stock-based compensation expense of $44.7 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively)	84,650	30,190
Selling and marketing (including stock-based compensation expense of $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively)	5,051	3,507
Research and development (including stock-based compensation expense of $3.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively)	10,513	7,299
Total operating expenses	100,214	40,996
Loss from operations	(96,791)	(38,956)
Interest expense, net	(1,401)	(1,572)
Other income (expense), net	108,580	(35,652)
Income (loss) before income taxes	10,388	(76,180)
Provision for income taxes	37	20
Net income (loss)	10,351	(76,200)

Earnings (loss) per share attributable to common stockholders
Basic	$0.04	$(1.69)
Diluted	$0.04	$(1.69)
Weighted-average shares of common stock outstanding: (1)
Basic	269,825,019	46,420,222
Diluted	280,949,068	46,420,222
(1) Weighted-average shares outstanding have been retroactively restated for the quarter ended March 31, 2021 to give effect to the Business Combination
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$10,351	$(76,200)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(4,473)	(2,325)
Other comprehensive loss	(4,473)	(2,325)
Total comprehensive income (loss)	$5,878	$(78,525)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020 (1)	135,225,157	$1,044,282	—	$—	—	$—	3,993,432	—	47,713,169	—	$92,654	$13,005	$(965,707)	$(860,048)
Net loss													(76,200)	(76,200)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,592,693	—	435			435
Vesting of Common Stock									1,951,826	—				—
Stock-based compensation expense											1,485			1,485
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)		(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					19,833,612	80,570					(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)
Balance at March 31, 2021	—	$—	135,225,157	$1,044,282	19,833,612	$80,570	3,993,432	$—	51,257,688	$—	$92,544	$10,680	$(1,041,907)	$(938,683)
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	272,623,947	$27	$1,475,300	$7,538	$(1,162,040)	$320,825
Net income					10,351	10,351
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022	274,676,828	$27	$1,522,270	$3,065	$(1,151,689)	$373,673
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$10,351	$(76,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(108,646)	31,504
Depreciation and amortization	9,512	6,087
Non-cash vehicle expenses	2,557	1,383
Stock-based compensation expense	48,704	1,485
Amortization of debt issuance costs and discounts	352	808
Bad debt expense	20	502
Other	278	(331)
Changes in assets and liabilities:
Accounts receivable	(1,509)	243
Inventory	3,323	3,015
Prepaid expenses and other current assets	(13,814)	(2,397)
Other assets	63	15
Accounts payable	3,329	(2,431)
Deferred revenue	(474)	1,378
Accrued expenses and other current liabilities	3,952	(1,459)
Other liabilities	(563)	61
Net cash used in operating activities	(42,565)	(36,337)
Cash flows from investing activities
Purchases of property and equipment	(251)	(66)
Purchases of vehicles	(63,364)	(12,117)
Net cash used in investing activities	(63,615)	(12,183)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	23,716	—
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	187,781
Payment for taxes related to net share settlement	(1,903)	—
Proceeds from the issuance of common stock	169	435
Debt repayments	(4,353)	—
Net cash provided by financing activities	17,629	188,216
Effect of exchange rate changes on cash	(1,003)	5,360
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(89,554)	145,056
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767
End of period	$70,347	$198,823
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	35,026	182,134
Restricted cash and cash equivalents	35,321	16,689
Total cash and cash equivalents and restricted cash and cash equivalents	$70,347	$198,823
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Company Overview
Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird”, the “Company”, “our”, or “we”) was incorporated in Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides, Inc. (“Bird Rides”). Bird Global was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement”), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All intercompany balances and transactions are eliminated upon consolidation.
The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited annual consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive income (loss), stockholders’ deficit (equity), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2021.
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on our consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. On an ongoing basis, management evaluates estimates, which are subject to significant judgment, including, but not limited to, those related to useful lives associated with vehicles, impairment of other long-lived assets, impairment of goodwill, assumptions utilized in the valuation of derivative liabilities and certain equity awards, and loss contingencies. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02—Leases (Topic 842), which introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in the new revenue recognition standard. The FASB also subsequently issued guidance amending and clarifying various aspects of the new leases guidance. The new leasing standard represents a wholesale change to lease accounting for lessees and requires additional disclosures regarding leasing arrangements. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. While the Company is continuing to assess the potential impacts of ASU 2016-02, it does not expect it to have a material effect on its consolidated financial statements.
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
Derivatives Liabilities
In connection with the execution of the Business Combination Agreement, the Company designated 30,000,000 shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or a restricted stock unit (“RSU”) of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The “Earnout Triggering Events” are tied to the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
NGP Switchback II, LLC and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 1,976,563 shares of Class A Common Stock held by them (the “Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of our Class A Common Stock quoted on the New York Stock Exchange ("NYSE") for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
Immediately after giving effect to the Business Combination, the Company assumed 6,550,000 private placement warrants from Switchback (the “Private Placement Warrants”) and 6,324,972 public warrants from Switchback (the “Public Warrants”). In addition, there were 59,908 warrants outstanding to purchase shares of Class A Common Stock (collectively with the Private Placement Warrants and the Public Warrants, the “Warrants”).

The Company’s derivative liabilities are remeasured at fair value through other income (expense), net at each reporting period. Such fair value measurements are predominantly based on Level 3 inputs, with the exception of the Public Warrants, which are based on Level 1 inputs. The following tables detail the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$20,258	$20,258
Switchback Founder Earn Back Shares	—	—	1,962	1,962
Warrants	2,403	—	2,926	5,329
Total	$2,403	$—	$25,146	$27,549

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$106,003	$106,003
Switchback Founder Earn Back Shares	—	—	9,087	9,087
Warrants	6,515	—	14,591	21,106
Total	$6,515	$—	$129,681	$136,196
Amounts associated with the issuance of and mark-to-market adjustments of derivative liabilities are reflected in other income (expense), net and totaled $108.6 million of other income and $31.5 million of other expense for the three months ended March 31, 2022 and 2021, respectively.
Note 3 –Vehicles, net
The Company’s vehicles, net balance consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Deployed vehicles	$111,886	$93,192
Undeployed vehicles	76,304	46,867
Spare parts	24,066	10,009
Less: Accumulated depreciation	(39,072)	(31,119)
Total vehicles, net	$173,184	$118,949
Depreciation expense relating to vehicles was $8.9 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively.
Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Inventory deposits	$32,400	$18,628
Tariff reimbursement receivable	11,750	—
Prepaid expenses and other current assets	13,902	15,150
Total prepaid expenses and other current assets	$58,052	$33,778

Note 5 – Goodwill
The Company's goodwill balance as of March 31, 2022 and December 31, 2021 was $118.9 million and $121.2 million, respectively. The decrease during the three months ended March 31, 2022 was a result of a foreign currency translation adjustment.
Note 6 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.36% and (0.03)% for the three months ended March 31, 2022 and 2021, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against our U.S. deferred tax assets and majority of foreign deferred tax assets. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.
Note 7 – Notes Payable
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. As of March 31, 2022, we had $77.0 million of availability under the Vehicle Financing Facility.
The Company drew down $24.2 million during the three months ended March 31, 2022. The outstanding principal balance under the Vehicle Financing Facility as of March 31, 2022 was $68.6 million.
The Vehicle Financing Facility is secured by a first priority perfected security interest in vehicles contributed by Bird Rides to the SPV, collections from revenue generated by vehicles subject to the facility, and a reserve account related to such collections (collectively, “Collateral”). As of March 31, 2022, the Company maintained $9.1 million in such reserve account, which is classified as restricted cash and cash equivalents—current in the condensed consolidated balance sheets.
Outstanding Vehicle Financing Facility balances bear interest at the London Inter-bank Offered Rate (“LIBOR”), subject to a 1.0% floor, plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis. The maturity date of the Vehicle Financing Facility is November 30, 2024 (“Final Maturity Date”). On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a preset monthly amortization schedule (such amount, the “Amortization Amount”). In addition, on the fourth business day of each of January, April, July, and October, the Company is required to repay an additional amount of principal outstanding under the Vehicle Financing Facility to the extent 50% of revenues generated from the underlying Collateral is greater than the sum of the Amortization Amounts due for the preceding quarter. All outstanding Vehicle Financing Facility balances will be due and payable as previously stated, unless the commitments are terminated earlier, or if an event of default occurs (or automatically in the case of certain bankruptcy-related events of default).
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
The Company is currently in compliance with all the terms and covenants of the Apollo Credit Agreement and the Scooter Lease. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $4.4 million during the three months ended March 31, 2022. Issuance costs related to the Apollo Credit Agreement of $4.9 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement.
Interest expense for the Vehicle Financing Facility for the three months ended March 31, 2022 was $1.1 million.
Note 8 – Common Stock
Common Stock
As of March 31, 2022, the Company has the authority to issue 1,000,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock, and 50,000,000 shares of Class X Common Stock. As of March 31, 2022, the Company had 240,141,898 and 34,534,930 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of March 31, 2022, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that have not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through March 31, 2022.
Except as otherwise expressly provided in the Amended and Restated Certificate of Incorporation of Bird Global or applicable law, each holder of Class X Common Stock has the right to 20 votes per share of Class X Common Stock outstanding and held of record by such holder, and each holder of Class A Common Stock or Class B Common Stock has the right to one vote per share of Class A Common Stock or Class B Common Stock outstanding and held of record by such holder.
Note 9 – Stock-Based Compensation Expense
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
Stock options and RSUs granted under the 2017 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by monthly or quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly or quarterly basis over the four-year vest term. In addition, Bird Rides issued RSAs to certain members of its board of directors. The 2017 Plan also allows for the early exercise of stock options if approved by our board of directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. As a result, cash received in exchange for unvested shares upon an early exercise is recorded within current liabilities on the consolidated balance sheets and is reclassified to common stock and additional paid–in capital as the shares vest.
Shares of restricted stock issued upon an early exercise of an option are not considered outstanding because the grantee is not entitled to the rewards of share ownership. Those shares are not shown as outstanding on the balance sheet and are excluded from earnings (loss) per share until the shares are no longer subject to a repurchase feature.
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
Only RSUs and RSAs have been granted under the 2021 Plan. With the exception of the Management Award RSUs (as defined below), awards granted under the 2021 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a quarterly basis over the four-year vest term. From April 2022, awards granted under the 2021 Plan generally vest on a quarterly basis over a one-year vest term.
In November 2021, the Company’s board of directors granted 29.1 million RSUs to certain employees (“Management Award RSUs”) under the 2021 Plan. The Management Award RSUs vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals, $12.50, $20.00, and $30.00. The Management Award RSUs are excluded from Class A Common Stock issued and outstanding until the satisfaction of these vesting conditions. The Company will recognize total stock-based compensation expense of $176.3 million over the derived service period, using the accelerated attribution method. The Company recognized $26.0 million of stock-based compensation expense related to the Management Award RSUs during the three months ended March 31, 2022.
Unvested shares of restricted stock are not considered outstanding because the grantee is not entitled to the rewards of share ownership prior to vesting. Unvested shares are not shown as outstanding on the balance sheet and are excluded from earnings (loss) per share until the shares are vested.
The Company granted zero and 0.1 million stock options during the three months ended March 31, 2022 and 2021, respectively and 4.6 million and zero RSUs during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three months ended March 31,
	2022	2021
General and administrative	44,678	1,104
Sales and marketing	841	179
Research and development	3,185	202
Total	$48,704	$1,485
Note 10 – Earnings (Loss) Per Share Attributable to Common Stockholders
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.
The Company computes earnings (loss) per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A Common Stock and Class X Common Stock are identical, other than voting rights. Accordingly, the Class A Common Stock and Class X Common Stock share equally in the Company’s net income (losses). Because the computed earnings (loss) per share for holders of the Class A Common Stock and the Class X Common Stock is identical, we do not present separate earnings (loss) per share computations.
Loss per share for the three months ended March 31, 2021 was retroactively restated to reflect the application of the Business Combination. Net loss for the three months ended March 31, 2021 was adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$10,351	$(76,200)
Adjustments to net income (loss)	—	(2,030)
Net income (loss) attributable to common stockholders	$10,351	$(78,230)
Denominator:
Weighted-average shares outstanding	269,825	46,420
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$(1.69)

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$10,351	$(76,200)
Adjustments to net income (loss)	—	(2,030)
Net income (loss) attributable to common stockholders	$10,351	$(78,230)
Denominator:
Weighted-average shares outstanding	269,825	46,420
Stock options	10,608	—
RSUs	516	—
Diluted weighted-average number of shares	280,949	46,420
Earnings (loss) per share:
Diluted earnings (loss) per share	$0.04	$(1.69)
The following outstanding securities were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2022	2021
Redeemable Convertible Senior Preferred Stock	—	19,834
Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock	—	135,225
Founders Convertible Preferred Stock	—	3,993
Unvested shares of Common Stock	—	3,290
Stock options	1,007	15,448
RSUs	25,740	—
Management Award RSUs	29,073	—
Warrants to purchase Redeemable Convertible Prime Preferred Stock	—	94
Warrants to purchase Redeemable Convertible Senior Preferred Stock	—	5,180
Warrants to purchase Class A Common Stock	12,935	—
Contingently issuable shares	1,977	—
Total	70,732	183,065
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 11 – Commitments and Contingencies
Operating Leases
As of March 31, 2022, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world, which expire at various dates through 2026. The terms of the lease agreements provide for fixed rental payments on a gradually increasing basis over the term of the lease. The Company did not enter into any material new leases during the three months ending March 31, 2022.
Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated.

As of March 31, 2022, the Company has commitments to purchase inventory and vehicles of $9.1 million through July 2022.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility. As of March 31, 2022, the Company has future minimum payments of $68.6 million due in the next 12 months.
Litigation and Indemnifications
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

Note 12 – Segment Information
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

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing	$24,992	8,479	106	33,577	$18,167	3,482	—	21,649
Product sales	4,234	167	—	4,401	3,831	190	—	4,021
Total revenues	29,226	8,646	106	37,978	21,998	3,672	—	25,670
Cost of sharing, exclusive of depreciation	13,794	7,551	41	21,386	12,531	1,867	—	14,398
Cost of product sales	4,178	51	—	4,229	4,067	148	—	4,215
Depreciation on sharing vehicles	4,704	4,213	23	8,940	2,353	2,664	—	5,017
Gross margin	$6,550	(3,169)	42	3,423	$3,047	(1,007)	—	2,040
Reconciling items:
Total expenses				$(6,965)				$78,220
Loss before income taxes				$10,388				$(76,180)
    In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.
Note 13 – Subsequent Events
On May 12, 2022, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”). Yorkville is a fund managed by Yorkville Advisors Global, LP, headquartered in Mountainside, New Jersey.

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville up to $100.0 million of its shares of Class A Common Stock at any time during the 36 months following the execution of the Purchase Agreement, subject to the terms of the Purchase Agreement. To request a purchase, the Company would submit an advance notice to Yorkville specifying the number of shares it intends to sell to Yorkville. At the Company’s option, the shares would be purchased by Yorkville at a price of either (i) 97% of the average of the VWAP (as defined below) on each of the three consecutive trading days commencing on the notice date (an “Option 1 Advance”) or (ii) 97% of the closing VWAP (as defined below) on the effective date of the advance notice (an “Option 2 Advance”); in each case, with the sale occurring following the applicable pricing period. The Company may also specify a certain minimum acceptable price per share in each sale that it requests under the Purchase Agreement (an “Advance”). “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Class A Common Stock for such date on the NYSE as reported by Bloomberg L.P. during regular trading hours. Each Advance may be for a number of shares of Class A Common Stock with an aggregate value of up to $20.0 million, subject to certain volume limitations and other conditions set forth below. Except as otherwise may be agreed by the Company and Yorkville, each Option 1 Advance and Option 2 Advance would be further limited to 150% or 50%, respectively, of the average trading volume during the three trading days preceding the Advance notice. In no event is Yorkville obligated to purchase any shares that would result in it owning more than 4.99% of the then-outstanding shares of Class A Common Stock. Moreover, under the applicable NYSE rules, in no event will we issue to Yorkville shares that, in the aggregate, would exceed 19.99% of the Company’s outstanding common stock as of the date of the Purchase Agreement (the “Exchange Cap”) unless the Company has received stockholder approval for such issuance or such issuance is otherwise permitted by applicable NYSE rules.

Yorkville’s obligation to purchase shares of Class A Common Stock pursuant to the Purchase Agreement is subject to a number of conditions, including that a registration statement (the “Registration Statement”) be filed with the SEC, registering the resale of the Commitment Fee Shares (as defined below) and the shares to be issued pursuant to any Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement is declared effective by the SEC. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company committed to issue to Yorkville 217,203 shares of Class A Common Stock (the “Commitment Shares”) in three equal installments within six months of execution of the Purchase Agreement.

In addition to the Company’s right to request Advances, within five business days after the filing of the Registration Statement and subject to certain conditions, including with respect to the Company’s trailing five-day VWAP, the Company may also request a pre-advance loan (“Pre-Advance Loan”) from Yorkville, of up to $21.0 million pursuant to the terms and conditions set forth in the Purchase Agreement. The Pre-Advance Loan will be evidenced by a promissory note (the “Promissory Note”), which will mature on the six- or seven-month anniversary of the Pre-Advance Loan, at the Company’s option. The Promissory Note accrues interest at a rate of 0%, but will be issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the second or third month, at the Company’s option, following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited annual consolidated financial statements and related notes as disclosed in our 2021 Form 10-K. This discussion reflects the historical results of operations and financial position of Bird and its subsidiaries prior to the Business Combination (defined below). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K.
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

Since our first shared ride in 2017, we have facilitated over 140 million trips on Bird vehicles through our vehicle -sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs in over 400 cities worldwide. We believe that Bird is uniquely positioned to capture share in this market due to (i) our founder-led, visionary management team, (ii) our advanced technology and data platform, (iii) aligned incentives in the mutually beneficial operating model in which we utilize third-party logistics providers (“Fleet Managers”) to store, charge, maintain, and repair our vehicles, and (iv) our strong year-round unit economics.

COVID-19 accelerated the adoption of environmentally conscious, socially distanced transportation alternatives such as Bird. As the world enters a new, post-pandemic “normal,” we are continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues.
Business Model
We categorize our offerings into our core vehicle-sharing business and operations (“Sharing”), and sales of Bird-designed vehicles for personal use (“Product Sales”). Centered on our proprietary technology and vehicle designs, our offerings are aimed at revolutionizing urban mobility.
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

Local in-market operations for our Sharing business are either managed through our in-house teams (“In-House”) or with the support of a network of Fleet Managers. Prior to the second quarter of 2020, substantially all of our in-market operations were conducted via the In-House operating model. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to quickly relaunch and provide safe and socially distanced transportation options for our global city partners.

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
The Business Combination
Bird Global previously entered into the Business Combination Agreement, dated as of May 11, 2021 (as amended, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) by and among Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), Maverick Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Switchback (“Merger Sub”), the Company and Bird Global. On November 3, 2021, as contemplated by the Business Combination Agreement, Switchback reincorporated to the State of Delaware by merging with and into Bird Global (the “Domestication Merger”), with Bird Global surviving the Domestication Merger as the sole owner of Merger Sub. At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of common stock of Bird Global was redeemed for par value; (b) each then-outstanding Class A ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of our Class A Common Stock; (c) each then-outstanding Class B ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of Class B Common Stock (with each such share of Class B Common Stock thereafter converting, on a one-for-one basis, into a share of Class A Common Stock in connection with the Acquisition Merger); (d) each then-outstanding warrant of Switchback was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A ordinary share and one-fifth of one warrant of Switchback , was canceled and converted into a unit of Bird Global, each consisting of one share of Class A Common Stock and one-fifth of one Warrant.

On November 4, 2021, as contemplated by the Business Combination Agreement, Merger Sub merged with and into Bird Rides (the “Acquisition Merger”), with Bird Rides surviving the Acquisition Merger as a wholly owned subsidiary of Bird Global. Substantially concurrently with the consummation of the Acquisition Merger, certain investors purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share (the “PIPE Financing”) pursuant to subscription agreements.

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

Recent Developments

On May 12, 2022, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”). Yorkville is a fund managed by Yorkville Advisors Global, LP, headquartered in Mountainside, New Jersey.

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville up to $100,000,000 of its shares of Class A Common Stock at any time during the 36 months following the execution of the Purchase Agreement, subject to the terms of the Purchase Agreement. To request a purchase, the Company would submit an advance notice to Yorkville specifying the number of shares it intends to sell to Yorkville. At the Company’s option, the shares would be purchased by Yorkville at a price of either (i) 97% of the average of the VWAP (as defined below) on each of the three consecutive trading days commencing on the notice date (an “Option 1 Advance”) or (ii) 97% of the closing VWAP (as defined below) on the effective date of the advance notice (an “Option 2 Advance”); in each case, with the sale occurring following the applicable pricing period. The Company may also specify a certain minimum acceptable price per share in each sale that it requests under the Purchase Agreement (an “Advance”). “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Class A Common Stock for such date on the New York Stock Exchange ( as reported by Bloomberg L.P. during regular trading hours. Each Advance may be for a number of shares of Class A Common Stock with an aggregate value of up to $20,000,000, subject to certain volume limitations and other conditions set forth below. Except as otherwise may be agreed by the Company and Yorkville, each Option 1 Advance and Option 2 Advance would be further limited to 150% or 50%, respectively, of the average trading volume during the three trading days preceding the Advance notice. In no event is Yorkville obligated to purchase any shares that would result in it owning more than 4.99% of the then-outstanding shares of Class A Common Stock. Moreover, under the applicable NYSE rules, in no event will we issue to Yorkville shares that, in the aggregate, would exceed 19.99% of the Company’s outstanding common stock as of the date of the Purchase Agreement (the “Exchange Cap”) unless the Company has received stockholder approval for such issuance or such issuance is otherwise permitted by applicable NYSE rules.

Yorkville’s obligation to purchase shares of Class A Common Stock pursuant to the Purchase Agreement is subject to a number of conditions, including that a registration statement (the “Registration Statement”) be filed with the SEC, registering the resale of the Commitment Fee Shares (as defined below) and the shares to be issued pursuant to any Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement is declared effective by the SEC. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company committed to issue to Yorkville 217,203 shares of Class A Common Stock (the “Commitment Shares”) in three equal installments within six months of execution of the Purchase Agreement.

In addition to the Company’s right to request Advances, within five business days after the filing of the Registration Statement and subject to certain conditions, including with respect to the Company’s trailing five-day VWAP, the Company may also request a pre-advance loan (“Pre-Advance Loan”) from Yorkville, of up to $21,000,000 pursuant to the terms and conditions set forth in the Purchase Agreement. The Pre-Advance Loan will be evidenced by a promissory note (the “Promissory Note”), which will mature on the six- or seven-month anniversary of the Pre-Advance Loan, at the Company’s option. The Promissory Note accrues interest at a rate of 0%, but will be issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the second or third month, at the Company’s option, following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.
Key Factors Affecting our Performance

There have been no material changes to the “Key Factors Affecting our Performance” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K. Our financial position and results of operations depend on those factors to a significant extent.
Components of our Results of Operations
Sharing Revenue

Our revenue is primarily generated from our Sharing business. Customers generally pay for rides from their preloaded wallet balances on a per-ride basis, and revenue is typically recognized at the completion of the ride.

Product Sales Revenue

We also generate revenue from Product Sales, primarily consisting of sales of our vehicles to retail customers. Our retail customers include our distributors, retailers, and direct customers.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, primarily consists of variable costs. Our main business model relies on costs from the Fleet Manager program, although we still have some reliance on costs from the In-House operating model. Within both business models, costs of revenue include payment processing fees, network infrastructure, vehicle count adjustments, and city permit fees.

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

Depreciation on Sharing Vehicles

We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on China. Our vehicles are shipped as finished goods.

We depreciate Deployed Vehicles (as defined below) using a usage-based depreciation methodology based on the number of rides taken by customers.

Gross Margin

Gross margin represents our revenue less cost of revenue and any depreciation recognized on Sharing vehicles.

General and Administrative

General and administrative costs represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, benefits, travel, bonuses, and stock-based compensation expense (“personnel expenses”), software licenses and hardware, network and cloud, and IT services (“technology services”), professional service providers, off-site storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (“facilities expenses”) related to our general and administrative divisions. General and administrative costs are generally expensed as incurred. We incurred additional general and administrative expense as a result of the stock-based compensation expense associated with the issuance of RSUs granted in connection with the Business Combination (the “Closing Grants”), certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Selling and Marketing

Selling and marketing costs represent costs incurred by us to source new Fleet Managers and customers. These costs primarily consist of personnel expenses, advertising expenses, brand and creative services, promotional vehicles, and an allocation of certain technology services and facilities expenses related to our selling and marketing divisions. Selling and marketing costs are generally expensed as incurred. We incurred additional selling and marketing expense as a result of the stock-based compensation expense associated with the issuance of the Closing Grants, certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Research and Development

Research and development costs represent costs incurred by us to develop, design, and enhance our hardware and software products, services, technologies, and processes. These costs primarily consist of personnel expenses, professional service providers, mechanical engineering, and an allocation of certain technology services and facilities expenses related to our research and development divisions. Research and development costs are generally expensed as incurred. We incurred additional research and development expense as a result of the stock-based compensation expense associated with the issuance of the Closing Grants, certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Interest Expense, Net

Interest expense, net primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency exchange gains and losses, costs associated with the issuance of derivative liabilities, and mark-to-market adjustments of derivative liabilities.

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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$33,577	$21,649	$11,928	55.1%
Product sales	4,401	4,021	380	9.5
Total revenues	37,978	25,670	12,308	47.9
Cost of sharing, exclusive of depreciation	21,386	14,398	(6,988)	(48.5)
Cost of product sales	4,229	4,215	(14)	(0.3)
Depreciation on sharing vehicles	8,940	5,017	(3,923)	(78.2)
Gross margin	3,423	2,040	1,383	67.8
Other operating expenses: (1)
General and administrative	84,650	30,190	(54,460)	(180.4)
Selling and marketing	5,051	3,507	(1,544)	(44.0)
Research and development	10,513	7,299	(3,214)	(44.0)
Total operating expenses	100,214	40,996	(59,218)	(144.4)
Loss from operations	(96,791)	(38,956)	(57,835)	(148.5)
Interest expense, net	(1,401)	(1,572)	171	10.9
Other income (expense), net	108,580	(35,652)	144,232	404.6
Income (loss) before income taxes	10,388	(76,180)	86,568	113.6
Provision for income taxes	37	20	(17)	(85.0)
Net income (loss)	$10,351	(76,200)	$86,551	113.6%

(1)     Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
General and administrative	44,678	1,104
Sales and marketing	841	179
Research and development	3,185	202
Total	$48,704	$1,485

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	56.3	56.1
Cost of product sales	11.1	16.4
Depreciation on sharing vehicles	23.5	19.5
Gross margin	9.0	7.9
Other operating expenses:
General and administrative	222.9	117.6
Selling and marketing	13.3	13.7
Research and development	27.7	28.4
Total operating expenses	263.9	159.7
Loss from operations	(254.9)	(151.8)
Interest expense, net	(3.7)	(6.1)
Other income (expense), net	285.9	(138.9)
Income (loss) before income taxes	27.4	(296.8)
Provision for income taxes	0.1	0.1
Net income (loss)	27.3%	(296.8)%
Sharing Revenue
Sharing revenue increased by $11.9 million, or 55.1%, for the three months ended March 31, 2022, as compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (defined below).
Product Sales Revenue
Product Sales revenue increased by $0.4 million, or 9.5%, for the three months ended March 31, 2022, as compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $7.0 million, or 48.5%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by increases of $3.5 million in Fleet Manager operation costs, $1.1 million in vehicle count adjustments, $0.9 million in transaction processing fees as total Rides (defined below) and Sharing revenue increased, $0.9 million in other cost of revenue, and $0.6 million in In-House operation costs.
Cost of Product Sales Revenue
Cost of Product Sales revenue decreased by a nominal amount for the three months ended March 31, 2022, compared to the same period last year.
Depreciation on Sharing Vehicles
Depreciation on Sharing vehicles increased by $3.9 million, or 78.2%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by increased Ride (as defined below) volumes that drove $3.3 million of the increase and was attributable primarily to higher vehicle deployments.

General and Administrative Expenses
General and administrative expenses increased by $54.5 million, or 180.4%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by increases of $48.3 million in personnel expenses, $2.9 million in professional services expenses, $2.3 million in off-site storage and logistics expenses, and $0.9 million in business insurance expenses. Personnel expenses consist of increases of $43.6 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $4.7 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
Selling and Marketing Expenses
Selling and marketing expenses increased by $1.5 million, or 44.0%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by an increase of $1.2 million in personnel expenses. Personnel expenses consist of increases of $0.7 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $0.6 million of other personnel expenses due to an increase in headcount to support business expansion.
Research and Development Expenses
Research and development expenses increased by $3.2 million, or 44.0%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by increases of $2.7 million in personnel expenses and $0.6 million in technology services expenses. Personnel expenses consist of an increase of $3.0 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Interest Expense, Net
Interest expense, net decreased by a nominal amount, for the three months ended March 31, 2022, compared to the same period last year.
Other income (expense), net
Other income (expense), net increased by $144.2 million, or 404.6%, for the three months ended March 31, 2022, from $35.7 million of other expense, net for the three months ended March 31, 2021 to $108.6 million of other income, net for the three months ended March 31, 2022. The change from other expense to other income was primarily attributable to $140.1 million of income resulting from mark-to-market adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing, the Business Combination and the PIPE Financing.

Provision for Income Taxes
Provision for income taxes increased by a nominal amount, for the three months ended March 31, 2022, compared to the same period last year.

Key Operating Metrics and Non-GAAP Financial Measures
We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2022	2021
	(in millions, except as otherwise noted)
Operating Metrics
Rides	7.3	4.4
Average Rides per Deployed Vehicles per Day (x)	1.0x	1.1x
Average Deployed Vehicles (in thousands)	78.9	47.0
Gross Transaction Value	$43.1	$31.3
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$13.0	$7.6
% of Sharing Revenue	39%	35%
Ride Profit (after Vehicle Depreciation)	$3.8	$2.0
% of Sharing Revenue	11%	9%
Adjusted EBITDA	$(36.8)	$(29.5)
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

The following table presents a breakdown of our calculation of GTV:

	Three Months Ended March 31,
	2022	2021
(in millions)
Revenue	38.0	25.7
Contra Revenue	3.1	3.3
Platform Adjustment (1)	2.1	2.3
Gross Transaction Value	43.1	31.3
______________
(1)Represents the difference between the full amount charged to Bird Platform partner riders (excluding applicable taxes) and the revenue recognized by Bird.
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in millions)
Gross margin	3.4	2.0
Vehicle depreciation (1)	9.2	5.6
Vehicle count adjustments (2)	0.6	(0.2)
Product Sales division (3)	(0.2)	0.2
Ride Profit (before Vehicle Depreciation)	13.0	7.6
Vehicle depreciation (1)	(9.2)	(5.6)
Ride Profit (after Vehicle Depreciation)	3.8	2.0
______________
(1)We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation adjustments, which were $(0.3) million and $(0.6) million for the three months ended March 31, 2022 and 2021, respectively.
(2)We exclude vehicle count adjustments as these are adjustments made based on results of physical inventory counts, which are non-cash in nature.
(3)We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners.
Adjusted EBITDA: Adjusted EBITDA is a supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months in the Northern Hemisphere. We calculate Adjusted EBITDA as net income (loss), adjusted to exclude (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other (income) expense, net, (viii) legal settlements and reserves, and (ix) other non-recurring, non-cash, or non-core items.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in millions)
Net income (loss)	10.4	(76.2)
Interest expense, net	1.4	1.6
Provision for income taxes	0.0	0.0
Depreciation and amortization (1)	9.8	6.9
Vehicle count adjustments	0.6	(0.2)
Stock-based compensation expense	48.7	1.5
Tariff refunds	—	—
Other (income) expense, net	(108.6)	35.7
Legal settlements and reserves	0.9	1.2
Other non-recurring, non-cash, or non-core items	—	—
Adjusted EBITDA	(36.8)	(29.5)
______________
(1)Depreciation and amortization excludes tariff depreciation and other adjustments, which were $(0.3) million and $(0.6) million for the three months ended March 31, 2022 and 2021, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of March 31, 2022, we had cash and cash equivalents totaling $35.0 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.
In April 2021, our wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany leasing agreement. Vehicles and cash in the SPV may be transferred out of the SPV in compliance with the terms, conditions, and covenants of the Apollo Credit Agreement. We intend to use the Vehicle Financing Facility to finance the majority of our future vehicle capital expenditures.
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in proceeds of $217.1 million, net of transaction costs, and access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. As of March 31, 2022, we had $77.0 million of availability under the Vehicle Financing Facility.
In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement, which among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50 million (the “EMEA Loans”) , in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes.
Additionally, on May 12, 2022, we entered into the Purchase Agreement with Yorkville whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of shares of Class A common stock at our request during the 36 months following the execution of the Purchase Agreement, subject to certain conditions. Pursuant to the

Purchase Agreement, within five business days after the filing of the registration statement and subject to certain conditions, including with respect to our VWAP for the immediately preceding five-day period, we may request a Pre-Advance Loan from Yorkville of up to $21.0 million pursuant to the terms and conditions set forth in the Purchase Agreement. The Pre-Advance Loan will be evidenced by the Promissory Note, which will mature on the six- or seven-month anniversary of the Pre-Advance Loan, at our option. The Promissory Note accrues interest at a rate of 0%, but will be issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the second or third month, at our option, following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.

We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility and ability to borrow the Pre-Advance Loan and issue shares of Class A common stock under the Purchase Agreement, will be sufficient to satisfy our currently anticipated cash requirements, including working capital requirements, capital expenditures, debt service, and other liquidity requirements, through at least the next 12 months from the date of this Quarterly Report.
We have incurred losses from operations and negative cash flows from operations since our inception, which we anticipate will continue for the foreseeable future. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,565)	$(36,337)
Net cash used in investing activities	(63,615)	(12,183)
Net cash provided by financing activities	17,629	188,216
Operating Activities
Net cash used in operating activities was $42.6 million for the three months ended March 31, 2022, primarily consisting of $108.6 million in issuance of and mark-to-market adjustments of derivative liabilities and $5.7 million related to changes in working capital, offset by $48.7 million of stock-based compensation expense, $9.5 million in depreciation and amortization, and $10.4 million of net income. The cash used in working capital was largely driven by increases in accounts receivable and prepaid expenses and other current assets, offset by a decrease in inventory and increases in accounts payable and accrued expenses and other current liabilities.
Net cash used in operating activities was $36.3 million for the three months ended March 31, 2021, primarily consisting of $76.2 million of net loss and $1.6 million related to changes in working capital, offset by $31.5 million in issuance of and mark-to-market adjustments of derivative liabilities, $6.1 million in depreciation and amortization, $1.5 million of stock-based compensation expense, and $1.4 million of non-cash vehicle expenses. The cash used in working capital was largely driven by an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses and other current assets, offset by decreases in inventory and deferred revenue.
The increase in net cash used in operations during the three months ended March 31, 2022 compared to the same period last year is primarily attributable to increased costs to support public company operational maturity and business expansion.
Investing Activities
Net cash used in investing activities was $63.6 million for the three months ended March 31, 2022, primarily consisting of $63.4 million of cash used in the purchases of vehicles.
Net cash used in investing activities was $12.2 million for the three months ended March 31, 2021, primarily consisting of $12.1 million of cash used in the purchases of vehicles.
Financing Activities
Net cash provided by financing activities was $17.6 million for the three months ended March 31, 2022, primarily consisting of $23.7 million of proceeds from borrowings, net of issuance costs, partially offset by $4.4 million of debt repayments and $1.9 million of payments for taxes related to net share settlement.
Net cash provided by financing activities was $188.2 million for the three months ended March 31, 2021, primarily consisting of $187.8 million of proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2021 Form 10-K.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2021 Form 10-K and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
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

Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a floating rate based on LIBOR, subject to a 1.0% floor, plus a margin of 7.5%. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Assuming that the full amount available under the Vehicle Financing Facility was drawn, a 100 basis point increase or decrease in interest rate as of March 31, 2022 would result in a change in our annual interest expense of $0.8 million.
In addition, LIBOR may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued as of March 31, 2022. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Other than the following, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K:
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

Broad market and industry factors may seriously affect the market price of our Class A Common Stock, regardless of actual operating performance. Furthermore, in the period following March 31, 2022, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result, if this decline in our share price is sustained for the following reporting period, this would require further testing of our identified asset groups, which may result in an impairment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 16, 2022, the Company entered into agreements (the “Lock-Up Agreements”) with its directors, its executive officers, and its directors’ affiliated funds (the “Lock-Up Parties”) pursuant to which the Lock-Up Parties agreed, for a period of 180 days from the date of the Lock-Up Agreements, not to transfer or otherwise dispose of any of the Company’s securities held by the Lock-Up Parties, subject to customary permitted transfers substantially consistent with the lock-up arrangements to which Bird Rides’ stockholders were subject following the Business Combination. The board of directors of the Company may waive or amend the obligations of any Lock-Up Party under its Lock-Up Agreement at any time. The securities subject to the Lock-Up Agreements represent over 40% of the outstanding Class A Common Stock (on a fully diluted basis assuming that all Warrants and shares of Class X Common Stock held by the Lock-Up Parties were exercised or converted, as applicable, into shares of Class A Common Stock).

Item 6. Exhibits.

		Incorporated by Reference					Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021 by and among Switchback, Merger Sub, Bird Holdings and Bird Global	S-4	333-256187	2.1		05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-360893	4.1		11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2		11/15/2021
10.1	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022	8-K	001-41019	99.1		04/13/2022
10.2	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022	8-K	001-41019	99.2	0	04/13/2022
10,3	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022						*
10.4	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022						*
10.5	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.						*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).						*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).						*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.						*
101.SCH	Inline XBRL Taxonomy Extension Schema Document						*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: May 16, 2022	By:	/s/ Travis Vander Zanden
Travis Vander Zanden
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Yibo Ling
Yibo Ling
Chief Financial Officer
(Principal Financial Officer)