Form 10-Q
period 2022-06-30
Bird Global, Inc.
filed 2022-08-15
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 250,604,363 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 34,534,930 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the impact of the COVID-19 pandemic on our business, financial condition, and results of operations; our ability to cure our New York Stock Exchange (“NYSE”) price deficiency and meet the continued listing requirements of the NYSE; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings to which we are regularly subject; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, in relation to any expansion by us into international markets; risks related to the impact of impairment of our long-lived assets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,140	$128,556
Restricted cash and cash equivalents—current	46,398	30,142
Accounts receivable, net	4,704	8,397
Inventory, net	5,475	28,242
Prepaid expenses and other current assets	27,825	33,778
Total current assets	141,542	229,115
Restricted cash and cash equivalents—non current	1,566	1,203
Vehicle deposits	61,516	117,071
Vehicles, net	118,570	118,949
Goodwill	—	121,169
Other assets	8,125	9,754
Total assets	$331,319	$597,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,881	$5,002
Accrued expenses	42,199	31,428
Deferred revenue	37,576	43,345
Notes payable	124,786	49,094
Other current liabilities	8,659	5,089
Total current liabilities	230,101	133,958
Derivative liabilities	1,260	136,196
Other liabilities	4,579	6,282
Total liabilities	235,940	276,436
Commitments and contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 245,910,621 and 238,089,017 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of June 30, 2022 and December 31, 2021	28	27
Additional paid-in capital	1,565,957	1,475,300
Accumulated other comprehensive (loss) income	(8,498)	7,538
Accumulated deficit	(1,462,108)	(1,162,040)
Total stockholders’ equity	95,379	320,825
Total liabilities and stockholders’ equity	$331,319	$597,261
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Sharing	72,395	56,638	$105,972	78,287
Product sales	4,267	3,406	$8,668	7,427
Total revenues	76,662	60,044	114,640	85,714
Cost of revenues:
Cost of sharing, exclusive of depreciation	34,086	29,331	55,472	43,729
Depreciation on sharing vehicles	18,424	11,541	27,364	16,558
Cost of product sales	5,728	3,433	9,957	7,648
Impairment of product sales inventory	31,769	—	31,769	—
Total cost of revenues	90,007	44,305	124,562	67,935
Gross margin:
Sharing	19,885	15,766	23,136	18,000
Product sales	(33,230)	(27)	(33,058)	(221)
Total gross margin	(13,345)	15,739	(9,922)	17,779
Other operating expenses: (1)
General and administrative	84,393	31,765	169,043	61,955
Selling and marketing	5,359	3,981	10,410	7,488
Research and development	12,324	5,993	22,837	13,292
Impairment of assets	215,822	—	215,822	—
Total operating expenses	317,898	41,739	418,112	82,735
Loss from operations	(331,243)	(26,000)	(428,034)	(64,956)
Interest expense, net	(2,610)	(3,114)	(4,011)	(4,686)
Other income (expense), net	23,518	(14,462)	132,098	(50,114)
Loss before income taxes	(310,335)	(43,576)	(299,947)	(119,756)
Provision for income taxes	84	110	121	130
Net loss	(310,419)	(43,686)	(300,068)	(119,886)
Loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(1.01)	$(1.11)	$(2.67)
Weighted-average shares of common stock, basic and diluted (2)	272,017,438	49,723,885	270,927,285	48,114,106
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	38,433	989	83,111	2,093
Sales and marketing	625	102	1,466	281
Research and development	4,592	192	7,777	394
Stock-based compensation expense	$43,650	$1,283	$92,354	$2,768
(2)Weighted-average shares outstanding have been retroactively restated for the three and six months ended June 30, 2021 to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(310,419)	$(43,686)	(300,068)	$(119,886)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(11,563)	735	(16,036)	(1,590)
Other comprehensive (loss) income	(11,563)	735	(16,036)	(1,590)
Total comprehensive loss	$(321,982)	$(42,951)	(316,104)	$(121,476)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020 (1)	135,225,157	$1,044,282	—	$—	—	$—	3,993,432	—	47,713,169	—	$92,654	$13,005	$(965,707)	$(860,048)
Net loss													(76,200)	(76,200)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,592,693	—	435			435
Vesting of Common Stock									1,951,826	—				—
Stock-based compensation expense											1,485			1,485
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)		(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					19,833,612	80,570					(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)
Balance at March 31, 2021	—	$—	135,225,157	$1,044,282	19,833,612	$80,570	3,993,432	$—	51,257,688	$—	$92,544	$10,680	$(1,041,907)	$(938,683)
Net loss													(43,686)	(43,686)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,322,254	—	18			18
Vesting of Common Stock									1,951,825	—				—
Stock-based compensation expense											1,283			1,283
Conversion of Redeemable Convertible Preferred Stock to Common Stock														—
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock														—
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					5,880,074	46,897					(6,328)			(6,328)
Foreign currency translation adjustment												735		735
Balance at June 30, 2021	—	$—	135,225,157	$1,044,282	25,713,687	$127,467	3,993,432	$—	54,531,766	$—	$87,517	$11,415	$(1,085,593)	$(986,661)
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	272,623,947	$27	$1,475,300	$7,538	$(1,162,040)	$320,825
Net income					10,351	10,351
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022	274,676,828	$27	$1,522,270	$3,065	$(1,151,689)	$373,673
Net loss					$(310,419)	$(310,419)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	228,696	—	88			88
Issuance of Common Stock through settlement of restricted stock units	5,612,054	1				1
Shares of Common Stock withheld related to net share settlement	(144,428)	—	(108)			(108)
Issuance of Commitment Fee Shares	72,401	—	56			56
Stock-based compensation expense			$43,650			$43,650
Foreign currency translation adjustment				$(11,563)		$(11,563)
June 30, 2022	280,445,551	$28	$1,565,957	$(8,498)	$(1,462,108)	$95,379
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(300,068)	$(119,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(134,936)	47,259
Impairment of assets	215,822	—
Impairment of product sales inventory	31,769	—
Depreciation and amortization	28,829	18,616
Non-cash vehicle expenses	7,160	(195)
Stock-based compensation expense	92,354	2,768
Loss on extinguishment of debt	—	2,304
Amortization of debt issuance costs and discounts	1,127	1,180
Bad debt expense	4,898	910
Other	(779)	(739)
Changes in assets and liabilities:
Accounts receivable	(1,223)	1,022
Inventory	7,725	4,044
Prepaid expenses and other current assets	(13,332)	(8,628)
Other assets	266	(83)
Accounts payable	11,642	(4,337)
Deferred revenue	(6,395)	1,674
Accrued expenses and other current liabilities	9,703	8,342
Other liabilities	(1,703)	150
Net cash used in operating activities	(47,141)	(45,599)
Cash flows from investing activities
Purchases of property and equipment	(430)	(66)
Purchases of vehicles	(82,883)	(71,313)
Net cash used in investing activities	(83,313)	(71,379)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	95,365	9,152
Debt repayments	(21,452)	(33,550)
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	207,814
Payment for settlements of warrants	—	(600)
Payment for taxes related to net share settlement	(2,011)	—
Proceeds from the issuance of common stock	258	453
Net cash provided by financing activities	72,160	183,269
Effect of exchange rate changes on cash	3,497	3,832
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(54,797)	70,123
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767
End of period	$105,104	$123,890
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	57,140	101,340
Restricted cash and cash equivalents	47,964	22,550
Total cash and cash equivalents and restricted cash and cash equivalents	$105,104	$123,890
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Company Overview
Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird”, the “Company”, “our”, or “we”) was incorporated in Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides, Inc. (“Bird Rides”). Bird Global was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global.

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
The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited annual consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2021.
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on our condensed consolidated financial statements.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. On an ongoing basis, management evaluates estimates, which are subject to significant judgment, including, but not limited to, those related to useful lives associated with vehicles, valuation of goodwill, Product Sales inventory and inventory deposits, and other long-lived assets, assumptions utilized in the valuation of derivative liabilities and certain equity awards, and loss contingencies. Actual results could differ from those estimates.

Inventory, net

Inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value (“lower of cost or net realizable value”). This valuation requires the Company to make judgments, based on currently available information. The average cost of inventory consists of the price paid for the aforementioned vehicles and spare parts plus freight from manufacturers and any customs or duties incurred.

During the three months ended June 30, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized a lower of cost or net realizable value impairment on Product Sales inventory of $31.8 million, which is reflected in the condensed consolidated statements of operations.

Contract Terminations

Our capital expenditure cycle often requires us to pay deposits to secure orders for the Product Sales business. We record deposits based on the amount of cash paid to secure future production, and evaluate the assets for impairment, as needed.

During the three months ended June 30, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized an impairment on certain contractual deposits of $14.7 million, which is included within Impairment of assets in the condensed consolidated statements of operations.

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

During the three months ended June 30, 2022, we estimated the recoverability of certain vehicle deposits, vehicles, and spare parts within the North America, Europe, Middle East, and Africa (“EMEA”), and Other asset groups comparing the estimated fair value of each asset group to its carrying value. Due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company recorded an impairment charge of $89.4 million within the EMEA and Other asset groups, which is included within Impairment of assets in the condensed consolidated statements of operations.
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
Derivatives Liabilities
In connection with the execution of the Business Combination Agreement, the Company designated 30.0 million shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or a restricted stock unit (“RSU”) of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The “Earnout Triggering Events” are tied to the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the New York Stock Exchange (“NYSE”) for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
NGP Switchback II, LLC and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 2.0 million shares of Class A Common Stock held by them (the “Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
Immediately after giving effect to the Business Combination, the Company assumed 6.6 million private placement warrants from Switchback (the “Private Placement Warrants”) and 6.3 million public warrants from Switchback (the “Public Warrants”). In addition, there were 0.1 million warrants outstanding to purchase shares of Class A Common Stock (collectively with the Private Placement Warrants and the Public Warrants, the “Warrants”).
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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$439	$439
Switchback Founder Earn Back Shares	—	—	47	47
Warrants	379	—	395	774
Derivative liabilities	$379	$—	$881	$1,260

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$106,003	$106,003
Switchback Founder Earn Back Shares	—	—	9,087	9,087
Warrants	6,515	—	14,591	21,106
Derivative liabilities	$6,515	$—	$129,681	$136,196
Amounts associated with the issuance of and mark-to-market adjustments of derivative liabilities are reflected in other income (expense), net and totaled $26.3 million of other income and $15.7 million of other expense for the three months ended June 30, 2022 and 2021, respectively, and $134.9 million of other income and $47.2 million of other expense for the six months ended June 30, 2022 and 2021, respectively.
Note 3 –Vehicles, net
The Company’s vehicles balance consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Deployed vehicles	$143,160	$93,192
Undeployed vehicles	37,502	46,867
Spare parts	33,025	10,009
Less: Accumulated depreciation	(40,837)	(31,119)
Less: Impairment of vehicles and spare parts	(54,280)	—
Vehicles, net	$118,570	$118,949
Depreciation on Sharing vehicles was $18.4 million and $11.5 million for the three months ended June 30, 2022 and 2021, respectively, and $27.4 million and $16.6 million for the six months ended June 30, 2022 and 2021, respectively.
Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Product sales inventory deposits, net	$2,840	$18,628
Tariff reimbursement receivable	9,977	—
Other prepaid expenses and other current assets	15,008	15,150
Prepaid expenses and other current assets	$27,825	$33,778
Note 5 – Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to the reporting units expected to benefit from the business combinations. The Company tests goodwill for impairment annually during the fourth quarter, or whenever events or changes in circumstances indicate that the fair value of net assets has decreased below its carrying value.
During the three months ended June 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company completed a quantitative impairment test for the North America and EMEA reporting units, comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. As a result, the Company impaired the entire carrying value of North America goodwill of $1.3 million and EMEA goodwill of $110.4 million, which are included within Impairment of assets in the condensed consolidated statements of operations.
As part of the Company’s impairment analysis, the fair value of its reporting units were determined using both the income and market approaches. The income approach utilizes the discounted cash flow method, and the market approach utilizes the guideline company transactions method. The determination of the fair value of the Company’s reporting units requires management to make a number of estimates and assumptions, which include, but are not limited to: the projected future business and financial performance of the Company’s reporting units; forecasts of revenue, operating income, depreciation, amortization, and capital expenditures; discount rates; terminal growth rates; the selection of appropriate peer group companies; and consideration of the impact of the current adverse macroeconomic environment.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
Note 6 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.0% and 0.3% for the three months ended June 30, 2022 and 2021, respectively, and 0.0% and 0.1% for the six months ended June 30, 2022 and 2021, respectively.
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50.0 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150.0 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. As of June 30, 2022, we had $23.5 million of availability under the Vehicle Financing Facility.
The Company drew down $77.7 million during the six months ended June 30, 2022. The outstanding principal balance under the Vehicle Financing Facility as of June 30, 2022 was $105.0 million.
The Vehicle Financing Facility is secured by a first priority perfected security interest in vehicles contributed by Bird Rides to the SPV, collections from revenue generated by vehicles subject to the facility, and a reserve account related to such collections (collectively, “Collateral”). As of June 30, 2022, the Company maintained $16.7 million in such reserve account, which is classified as restricted cash and cash equivalents—current in the condensed consolidated balance sheets.

As of June 30, 2022, outstanding Vehicle Financing Facility balances bore interest at the London Inter-bank Offered Rate (“LIBOR”), subject to a 1.0% floor, plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis. In July 2022, the SPV entered into Amendment No. 5 to the Apollo Credit Agreement which, among other things, transitioned the interest rate calculation from LIBOR to the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points).
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
The Apollo Credit Agreement includes certain customary representations, warranties, affirmative and negative financial and non-financial covenants, events of default, and indemnification provisions. The primary negative covenant is a limitation on liens against vehicles included in the underlying Collateral, which restricts the Company from selling, assigning, or disposing of any Collateral contributed in connection with the Apollo Credit Agreement. The primary affirmative covenant is a requirement to provide monthly reports within 30 days after the end of each fiscal month and audited annual financial statements within a specified time. The Scooter Lease includes two financial covenants, namely, a minimum liquidity requirement and a minimum tangible net worth requirement, in each case calculated as of the last business day of each calendar month. The Company is currently in compliance with all the terms and covenants of the Apollo Credit Agreement and the Scooter Lease.
Issuance costs related to the Apollo Credit Agreement of $5.9 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $21.5 million during the six months ended June 30, 2022.
Interest Expense
Interest expense was $2.6 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.
Note 8 – Common Stock
Common Stock
As of June 30, 2022, the Company has the authority to issue 1.0 billion shares of Class A Common Stock, 10.0 million shares of Class B Common Stock, and 50.0 million shares of Class X Common Stock. As of June 30, 2022, the Company had 245.9 million and 34.5 million shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of June 30, 2022, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that have not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through June 30, 2022.
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

Standby Equity Purchase Agreement
In May 2022, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville up to $100.0 million of its shares of Class A Common Stock at any time during the 36 months following the execution of the Purchase Agreement, subject to the terms of the Purchase Agreement. Each sale that the Company requests under the Purchase Agreement (an “Advance”) may be for a number of shares of Class A Common Stock with an aggregate value of up to $20.0 million, subject to certain volume limitations and other conditions set forth in the Purchase Agreement. In no event is Yorkville obligated to purchase any shares that would result in it owning more than 4.99% of the then-outstanding shares of Class A Common Stock. Moreover, under the applicable NYSE rules, in no event will we issue to Yorkville shares that, in the aggregate, would exceed 19.99% of the Company’s outstanding common stock as of the date of the Purchase Agreement (the “Exchange Cap”) unless the Company has received stockholder approval for such issuance or such issuance is otherwise permitted by applicable NYSE rules.

Yorkville’s obligation to purchase shares of Class A Common Stock pursuant to the Purchase Agreement is subject to a number of conditions, including that a registration statement (the “Registration Statement”) be filed with the SEC, registering the resale of the Commitment Fee Shares (as defined below) and the shares to be issued pursuant to any Advance under the Securities Act of 1933 (as amended, the “Securities Act”), and that the Registration Statement is declared effective by the SEC. In May 2022, the Registration Statement was filed with and declared effective by the SEC.

As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company committed to issue to Yorkville 0.2 million shares of Class A Common Stock (the “Commitment Fee Shares”) in three equal installments within six months of execution of the Purchase Agreement.

In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company requested and received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan is evidenced by a promissory note (the “Promissory Note”), which will mature on December 15, 2022. The Promissory Note accrues interest at a rate of 0%, but was issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.
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

2021 Plan
The 2021 Plan, adopted on November 4, 2021, provides for the grant of stock options, RSUs, RSAs, and stock appreciation rights to employees and consultants of the Company and its subsidiaries and non-employee directors of the Company. A total of 59.5 million shares of the Company’s Class A Common Stock were initially reserved for issuance under the 2021 Plan. In addition, the shares reserved for issuance under the 2021 Plan will include any awards granted under the 2017 Plan that, after November 4, 2021, expire, are forfeited or otherwise terminated without having been fully exercised, provided that the maximum number of shares that may be added to the 2021 Plan from the 2017 Plan is 17.8 million.
The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors. In January 2022, an additional 13.7 million shares of Class A Common Stock became available for issuance under the 2021 Plan.
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
In November 2021, the Company’s board of directors granted 29.1 million RSUs to certain employees (“Management Award RSUs”) under the 2021 Plan. The Management Award RSUs vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals, namely, $12.50, $20.00, and $30.00. The Management Award RSUs are excluded from Class A Common Stock issued and outstanding until the satisfaction of these vesting conditions. The Company will recognize total stock-based compensation expense of $176.3 million over the derived service period, using the accelerated attribution method. The Company recognized $20.7 million and $46.7 million of stock-based compensation expense related to the Management Award RSUs during the three and six months ended June 30, 2022, respectively.
Unvested shares of restricted stock are not considered outstanding because the grantee is not entitled to the rewards of share ownership prior to vesting. Unvested shares are not shown as outstanding on the balance sheet and are excluded from earnings (loss) per share until the shares are vested.
The Company did not grant any stock options during the three and six months ended June 30, 2022 and granted 0.2 million and 0.3 million stock options during the three and six months ended June 30, 2021, respectively. The Company granted 12.9 million and 17.4 million RSUs during the three and six months ended June 30, 2022, respectively, and 4.8 million RSUs during the three and six months ended June 30, 2021, respectively.
The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	38,433	989	83,111	2,093
Sales and marketing	625	102	$1,466	$281
Research and development	4,592	192	7,777	394
Total	$43,650	$1,283	$92,354	$2,768
Note 10 – Loss Per Share Attributable to Common Stockholders
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-

average number of shares of common stock outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.
The Company computes loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A Common Stock and Class X Common Stock are identical, other than voting rights. Accordingly, the Class A Common Stock and Class X Common Stock share equally in the Company’s net losses. Because the computed loss per share for holders of the Class A Common Stock and the Class X Common Stock is identical, we do not present separate loss per share computations.
Loss per share for the three and six months ended June 30, 2021 was retroactively restated to reflect the application of the Business Combination. Net loss for the three and six months ended June 30, 2021 was adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(310,419)	$(43,686)	$(300,068)	$(119,886)
Adjustments to net loss	—	(6,328)	—	(8,358)
Net loss attributable to common stockholders	$(310,419)	$(50,014)	$(300,068)	$(128,244)
Weighted-average shares outstanding, basic and diluted	272,017	49,724	270,927	48,114
Loss per share, basic and diluted	$(1.14)	$(1.01)	$(1.11)	$(2.67)
The following outstanding securities were excluded from the computation of loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2022	2021
Redeemable Convertible Senior Preferred Stock	—	25,714
Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock	—	135,225
Founders Convertible Preferred Stock	—	3,993
Unvested shares of Common Stock	—	900
Stock options	11,200	14,275
RSUs	29,960	4,232
Management Award RSUs	29,073	—
Warrants to purchase Redeemable Convertible Senior Preferred Stock	—	2,822
Warrants to purchase Redeemable Convertible Prime Preferred Stock	—	60
Warrants to purchase Class A Common Stock	12,935	—
Contingently issuable shares	1,977	—
Total	85,145	187,221
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 11 – Commitments and Contingencies
Operating Leases
As of June 30, 2022, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world, which expire at various dates through 2027. The terms of the lease agreements provide for fixed rental payments on a gradually increasing basis over the term of the lease. The Company did not enter into any material new leases during the six months ending June 30, 2022.

Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. The Company did not enter into any material new purchase commitments during the six months ending June 30, 2022.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility and Promissory Note. As of June 30, 2022, the Company has future minimum payments of $126.0 million due in the next 12 months.
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

Segment	Description
North America	Includes Canada and the United States
EMEA	Includes all countries within the European Union, the United Kingdom, and all countries within the Middle East
Other	Includes South America, China, Mexico, Australia, New Zealand, and Japan
The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenues less cost of revenues.

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended June 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing	$54,834	17,500	61	72,395	$44,514	12,124	—	56,638
Product sales	3,967	300	—	4,267	$2,631	775	—	3,406
Total revenues	58,801	17,800	61	76,662	47,145	12,899	—	60,044
Cost of revenues:
Cost of sharing, exclusive of depreciation	25,015	9,040	31	34,086	24,141	5,190	—	29,331
Depreciation on sharing vehicles	9,117	9,290	17	18,424	5,061	6,480	—	11,541
Cost of product sales	5,490	238	—	5,728	2,717	716	—	3,433
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues	$71,391	$18,568	$48	$90,007	$31,919	$12,386	$—	$44,305
Gross margin:
Sharing	20,702	(830)	13	19,885	15,312	454	—	15,766
Product sales	(33,292)	62	—	(33,230)	(86)	59	—	(27)
Total gross margin	(12,590)	(768)	13	(13,345)	15,226	513	—	15,739
Reconciling items:
Total expenses				$296,990				$59,315
Loss before income taxes				$(310,335)				$(43,576)

	Six Months Ended June 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing	$79,826	25,979	167	105,972	$62,681	15,606	—	78,287
Product sales	8,201	467	—	8,668	$6,462	965	—	7,427
Total revenues	88,027	26,446	167	114,640	69,143	16,571	—	85,714
Cost of revenues:
Cost of sharing, exclusive of depreciation	38,809	16,591	72	55,472	36,672	7,057	—	43,729
Depreciation on sharing vehicles	13,821	13,503	40	27,364	7,414	9,144	—	16,558
Cost of product sales	9,668	289	—	9,957	6,784	864	—	7,648
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues	$94,067	$30,383	$112	$124,562	$50,870	$17,065	$—	$67,935
Gross margin:
Sharing	27,196	(4,115)	55	23,136	18,595	(595)	—	18,000
Product sales	(33,236)	178	—	(33,058)	(322)	101	—	(221)
Total gross margin	(6,040)	(3,937)	55	(9,922)	18,273	(494)	—	17,779
Reconciling items:
Total expenses				$290,025				$137,535
Loss before income taxes				$(299,947)				$(119,756)

    In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.
Note 13 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report and determined that there have been no events that have occurred that would require adjustment to, or disclosure in, our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited annual consolidated financial statements and related notes as disclosed in our 2021 Form 10-K. This discussion reflects the historical results of operations and financial position of Bird Rides and its subsidiaries prior to the Business Combination (as defined below). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K.
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

Since our first shared ride in 2017, we have facilitated over 150 million trips on Bird vehicles through our vehicle -sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs in over 450 cities worldwide. We believe that Bird is uniquely positioned to capture share in this market due to (i) our founder-led, visionary management team, (ii) our advanced technology and data platform, (iii) aligned incentives in the mutually beneficial operating model in which we utilize third-party logistics providers (“Fleet Managers”) to store, charge, maintain, and repair our vehicles, and (iv) our strong year-round unit economics.

We are witnessing an increased adoption of environmentally conscious, socially distanced transportation alternatives by consumers around the world. Bird is continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues.
Business Model
Our core vehicle-sharing business and operations (“Sharing”) provide riders with on-demand access to Bird vehicles, enabling them to locate, unlock, and pay for rides through our mobile application. Bird generates revenue from trips taken on our shared vehicles. For a single ride, riders typically pay a fixed unlock fee to access the vehicle in addition to a market-level, per-minute price for each minute the vehicle is in use. We generate the substantial majority of our revenue from our Sharing business.

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

Fleet Managers typically manage logistics for fleets of 100 or more Bird-owned vehicles in their local markets, driving meaningful scale on a hyper-local level. With the support of our central operations team and advanced technology platform, Fleet Managers manage the day-to-day logistics responsibilities required for proper fleet management, including deploying, repairing, rebalancing, and sanitizing Bird vehicles. Through a revenue share model, Fleet Managers make money on rides taken on the vehicles in their care, creating built-in economic incentives to ensure these vehicles are properly maintained, frequently cleaned, and strategically placed to align with local demand. There are no upfront fees to Bird associated with becoming a Fleet Manager, and Fleet Managers typically utilize existing tools and resources to manage their fleet. As such, the Fleet Manager program provides economic advancement opportunities to local businesses.

To scale our mission, we offer a white labeled version of our products and technology (“Bird Platform”). Bird Platform partners purchase and hold title to fleets of Bird vehicles to operate in their local markets.

We also sell Bird vehicles for personal use (“Product Sales”). Our Product Sales business consists primarily of vehicle sales to retail customers. We sell several Bird vehicle models through select retail channels. We also recognize sales of Bird vehicles to Bird Platform partners as Product Sales. These products are typically purchased, stored, sold, and delivered to retail partners by a network of contracted distributors. In May 2022, we announced an initiative to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions.

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
Recent Developments

On June 17, 2022, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A Common Stock was less than $1.00 over a consecutive 30 trading-day period. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. The notice does not result in the immediate delisting of our Class A Common Stock from the NYSE, which will continue to be listed and trade on the NYSE during this period, subject to the Company’s compliance with other NYSE continued listing standards. We notified the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. For additional information, see “Risk Factors – An active, liquid trading market for our securities may not be sustained.”
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

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, primarily consists of variable costs. Our main business model results in costs under the Fleet Manager program, although we still incur costs under the In-House operating model. Within both business models, costs of revenue include payment processing fees, network infrastructure, vehicle count adjustments, and city permit fees.

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

Depreciation on Sharing Vehicles

We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on goods imported from China. Our vehicles are shipped as finished goods.

We depreciate Deployed Vehicles (as defined below) using a usage-based depreciation methodology based on the number of rides taken by customers.

Cost of Product Sales Revenue

Cost of Product Sales revenue primarily consists of the amount paid for the vehicles, freight to the customer, customs and duties, certain insurance costs, refurbishments, and any adjustments to inventory on hand.

Impairment of Product Sales Inventory

Product Sales inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value (“lower of cost or net realizable value”). The valuation of Product Sales inventory requires the Company to make judgments and, based on currently available information, may result in impairments.

Gross Margin

Gross margin represents our revenue less cost of revenue. Sharing gross margin represents Sharing revenue less cost of Sharing revenue, exclusive of depreciation, and depreciation on Sharing vehicles. Product Sales gross margin represents Product Sales revenue less cost of Product Sales and impairment on Product Sales inventory and inventory deposits.

General and Administrative

General and administrative costs represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, commissions, benefits, severance, travel, bonuses, and stock-based compensation expense (“personnel expenses”), software licenses and hardware, network and cloud, and IT services (“technology services”), professional service providers, off-site storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (“facilities expenses”), and other corporate-related expenses associated with our general and administrative divisions. General and administrative costs are generally expensed as incurred. We incurred additional general and administrative expense as a result of the stock-based compensation expense associated with the issuance of RSUs granted in connection with the Business Combination (the “Closing Grants”), certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Selling and Marketing

Selling and marketing costs represent costs incurred by us to source new Fleet Managers and customers. These costs primarily consist of personnel expenses, advertising expenses, brand and creative services, promotional vehicles, and an allocation of certain technology services and facilities expenses associated with our selling and marketing divisions. Selling and marketing costs are generally expensed as incurred. We incurred additional selling and marketing expense as a result of the stock-based compensation expense associated with the issuance of the Closing Grants, certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Research and Development

Research and development costs represent costs incurred by us to develop, design, and enhance our hardware and software products, services, technologies, and processes. These costs primarily consist of personnel expenses, professional service providers, mechanical engineering, and an allocation of certain technology services and facilities expenses associated with our research and development divisions. Research and development costs are generally expensed as incurred. We incurred additional research and development expense as a result of the stock-based compensation expense associated with the issuance of the Closing Grants, certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Impairment of Assets

During the three months ended June 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, we compared the estimated fair value of the Company's reporting units to its carrying value, including goodwill, and impaired the entire carrying value of North America and Europe, Middle East, and Africa (“EMEA”) goodwill. In addition, certain vehicle deposits, vehicles, spare parts, and contractual deposits were impaired.

Interest Expense, Net

Interest expense primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.

Other Income (Expense), Net

Other income (expense) primarily consists of foreign currency exchange gains and losses, costs associated with the issuance of derivative liabilities, and mark-to-market (“MTM”) adjustments of derivative liabilities.

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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$72,395	56,638	15,757	27.8%
Product sales	$4,267	3,406	861	25.3
Total revenues	76,662	60,044	16,618	27.7
Cost of revenues:
Cost of sharing, exclusive of depreciation	34,086	29,331	(4,755)	(16.2)
Depreciation on sharing vehicles	18,424	11,541	(6,883)	(59.6)
Cost of product sales	5,728	3,433	(2,295)	(66.9)
Impairment of product sales inventory	31,769	—	(31,769)	**
Total cost of revenues	90,007	44,305	(45,702)	(103.2)
Gross margin:
Sharing	19,885	15,766	4,119	26.1
Product sales	(33,230)	(27)	(33,203)	**
Total gross margin	(13,345)	15,739	(29,084)	(184.8)
Other operating expenses: (1)
General and administrative	84,393	31,765	(52,628)	(165.7)
Selling and marketing	5,359	3,981	(1,378)	(34.6)
Research and development	12,324	5,993	(6,331)	(105.6)
Impairment of assets	215,822	—	(215,822)	**
Total operating expenses	317,898	41,739	(276,159)	(661.6)
Loss from operations	(331,243)	(26,000)	(305,243)	**
Interest expense, net	(2,610)	(3,114)	504	16.2
Other income (expense), net	23,518	(14,462)	37,980	262.6
Loss before income taxes	(310,335)	(43,576)	(266,759)	(612.2)
Provision for income taxes	84	110	26	23.5
Net loss	$(310,419)	(43,686)	$(266,733)	(610.6)%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021
General and administrative	38,433	989
Sales and marketing	625	102
Research and development	4,592	192
Stock-based compensation expense	$43,650	$1,283

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Three Months Ended June 30,
	2022	2021
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	44.5	48.8
Depreciation on sharing vehicles	24.0	19.2
Cost of product sales	7.5	5.7
Impairment of product sales inventory	41.4	—
Total cost of revenues	117.4	73.8
Gross margin:
Sharing	25.9	26.3
Product sales	(43.3)	—
Total gross margin	(17.4)	26.2
Other operating expenses: (1)
General and administrative	110.1	52.9
Selling and marketing	7.0	6.6
Research and development	16.1	10.0
Impairment of assets	281.5	—
Total operating expenses	414.7	69.5
Loss from operations	(432.1)	(43.3)
Interest expense, net	(3.4)	(5.2)
Other income (expense), net	30.7	(24.1)
Loss before income taxes	(404.8)	(72.6)
Provision for income taxes	0.1	0.2
Net loss	(404.9)%	(72.8)%
Sharing Revenue
Sharing revenue increased by $15.8 million, or 27.8%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by a nominal amount for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $4.8 million, or 16.2%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $1.3 million in other cost of revenue, $1.2 million in Fleet Manager operation costs, $1.2 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, and $0.9 million in In-House operation costs.
Depreciation on Sharing Vehicles
Depreciation on Sharing vehicles increased by $6.9 million, or 59.6%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $3.6 million attributable to vehicle mix and other, including higher than usual asset retirements on vehicles, and $3.3 million attributable to an increase in Ride (as defined below) volumes.

Cost of Product Sales Revenue
Cost of Product Sales revenue increased by $2.3 million, or 66.9%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by a $2.1 million increase in vehicle and spare part sales.
Impairment of Product Sales Inventory
Impairment of Product Sales inventory was $31.8 million for the three months ended June 30, 2022, driven by our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items.
General and Administrative Expenses
General and administrative expenses increased by $52.6 million, or 165.7%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $41.2 million in personnel expenses, $4.5 million in bad debt expenses, $1.8 million in business insurance expenses, and $1.7 million in off-site storage and logistics expenses. Personnel expenses consist of increases of $37.4 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $3.8 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
Selling and Marketing Expenses
Selling and marketing expenses increased by $1.4 million, or 34.6%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase of $1.7 million in personnel expenses. Personnel expenses consist of increases of $1.2 million of other personnel expenses due to an increase in headcount to support business expansion and $0.5 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Research and Development Expenses
Research and development expenses increased by $6.3 million, or 105.6%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $4.9 million in personnel expenses and $1.1 million in technology services expenses. Personnel expenses consist of an increase of $4.4 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Impairment of Assets
Impairment of assets was $215.8 million for the three months ended June 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits.
Interest Expense, Net
Interest expense decreased by a nominal amount for the three months ended June 30, 2022, compared to the same period last year.
Other income (expense), net
Other income (expense) increased by $38.0 million, or 262.6%, for the three months ended June 30, 2022, from $14.5 million of other expense for the three months ended June 30, 2021 to $23.5 million of other income for the three months ended June 30, 2022. The change from other expense to other income was primarily attributable to MTM adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing, resulting in MTM expense, and derivative liabilities assumed in connection with the Business Combination and PIPE Financing, resulting in MTM income.
Provision for Income Taxes
Provision for income taxes increased by a nominal amount, for the three months ended June 30, 2022, compared to the same period last year.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results are not necessarily indicative of future results.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$105,972	78,287	27,685	35.4%
Product sales	$8,668	7,427	1,241	16.7
Total revenues	114,640	85,714	28,926	33.7
Cost of revenues:
Cost of sharing, exclusive of depreciation	55,472	43,729	(11,743)	(26.9)
Depreciation on sharing vehicles	27,364	16,558	(10,806)	(65.3)
Cost of product sales	9,957	7,648	(2,309)	(30.2)
Impairment of product sales inventory	31,769	—	(31,769)	**
Total cost of revenues	124,562	67,935	(56,627)	(83.4)
Gross margin:
Sharing	23,136	18,000	5,136	28.5
Product sales	(33,058)	(221)	(32,837)	**
Total gross margin	(9,922)	17,779	(27,701)	(155.8)
Other operating expenses: (1)
General and administrative	169,043	61,955	(107,088)	(172.8)
Selling and marketing	10,410	7,488	(2,922)	(39.0)
Research and development	22,837	13,292	(9,545)	(71.8)
Impairment of assets	215,822	—	(215,822)	**
Total operating expenses	418,112	82,735	(335,377)	(405.4)
Loss from operations	(428,034)	(64,956)	(363,078)	(559.0)
Interest expense, net	(4,011)	(4,686)	675	14.4
Other income (expense), net	132,098	(50,114)	182,212	363.6
Loss before income taxes	(299,947)	(119,756)	(180,191)	(150.5)
Provision for income taxes	121	130	9	6.9
Net loss	$(300,068)	(119,886)	$(180,182)	(150.3)%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2022	2021
General and administrative	83,111	2,093
Sales and marketing	1,466	281
Research and development	7,777	394
Stock-based compensation expense	$92,354	$2,768

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Six Months Ended June 30,
	2022	2021
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	48.4	51.0
Depreciation on sharing vehicles	23.9	19.3
Cost of product sales	8.7	8.9
Impairment of product sales inventory	27.7	—
Total cost of revenues	108.7	79.3
Gross margin:
Sharing	20.2	21.0
Product sales	(28.8)	(0.3)
Total gross margin	(8.7)	20.7
Other operating expenses: (1)
General and administrative	147.5	72.3
Selling and marketing	9.1	8.7
Research and development	19.9	15.5
Impairment of assets	188.3	—
Total operating expenses	364.7	96.5
Loss from operations	(373.4)	(75.8)
Interest expense, net	(3.5)	(5.5)
Other income (expense), net	115.2	(58.5)
Loss before income taxes	(261.6)	(139.7)
Provision for income taxes	0.1	0.2
Net loss	(261.7)%	(139.9)%
Sharing Revenue
Sharing revenue increased by $27.7 million, or 35.4%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by $1.2 million, or 16.7%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $11.7 million, or 26.9%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $4.7 million in Fleet Manager operation costs, $2.2 million in other cost of revenue, $2.1 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, $1.5 million in In-House operation costs, and $1.4 million in vehicle count adjustments.
Depreciation on Sharing Vehicles
Depreciation on Sharing vehicles increased by $10.8 million, or 65.3%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $6.5 million attributable to Ride (as defined below) volumes and $4.4 million attributable to vehicle mix and other, including higher than usual asset retirements on vehicles.

Cost of Product Sales Revenue
Cost of Product Sales revenue increased by $2.3 million, or 30.2%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by a $2.0 million increase in vehicle and spare part sales.
Impairment of Product Sales Inventory
Impairment of Product Sales inventory was $31.8 million for the six months ended June 30, 2022, driven by our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items.
General and Administrative Expenses
General and administrative expenses increased by $107.1 million, or 172.8%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $89.5 million in personnel expenses, $4.0 million in off-site storage and logistics expenses, $4.0 million in bad debt expenses, $3.5 million in professional services expenses, $2.7 million in business insurance expenses, and $1.1 million in independent contractor expenses. Personnel expenses consist of increases of $81.0 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $8.5 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
Selling and Marketing Expenses
Selling and marketing expenses increased by $2.9 million, or 39.0%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase of $2.9 million in personnel expenses. Personnel expenses consist of increases of $1.7 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $1.2 million of other personnel expenses due to an increase in headcount to support business expansion.
Research and Development Expenses
Research and development expenses increased by $9.5 million, or 71.8%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $7.7 million in personnel expenses and $1.7 million in technology services expenses. Personnel expenses primarily consist of an increase of $7.4 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Impairment of Assets
Impairment of assets was $215.8 million for the six months ended June 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits.
Interest Expense, Net
Interest expense increased by a nominal amount for the six months ended June 30, 2022, compared to the same period last year.
Other income (expense), net
Other income (expense) increased by $182.2 million, or 363.6%, for the six months ended June 30, 2022, from $50.1 million of other expense for the six months ended June 30, 2021 to $132.1 million of other income for the six months ended June 30, 2022. The change from other expense to other income was primarily attributable to MTM adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing, resulting in MTM expense, and derivative liabilities assumed in connection with the Business Combination and PIPE Financing, resulting in MTM income.

Provision for Income Taxes
Provision for income taxes increased by a nominal amount for the six months ended June 30, 2022, compared to the same period last year.
Key Operating Metrics and Non-GAAP Financial Measures
We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except as otherwise noted)
Operating Metrics
Rides	14.5	11.3	21.8	15.7
Average Rides per Deployed Vehicles per Day (x)	1.5x	1.8x	1.3x	1.5x
Average Deployed Vehicles (in thousands)	109.9	69.5	94.5	58.3
Gross Transaction Value	$86.0	$71.2	$129.1	$102.5
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$38.4	$27.9	$51.4	$35.6
% of Sharing Revenue	53%	49%	48%	45%
Ride Profit (after Vehicle Depreciation)	$19.9	$15.5	$23.7	$17.5
% of Sharing Revenue	28%	27%	22%	22%
Adjusted EBITDA	$(19.1)	$(11.5)	$(56.0)	$(41.0)
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

The following table presents a breakdown of our calculation of GTV:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Revenue	76.7	60.0	114.6	85.7
Contra Revenue	5.1	5.1	8.1	8.4
Platform Adjustment (1)	4.3	6.1	6.3	8.4
Gross Transaction Value	86.0	71.2	129.1	102.5
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Gross margin	(13.3)	15.7	(9.9)	17.8
Vehicle depreciation (1)	18.4	12.4	27.7	18.0
Vehicle count adjustments (2)	0.0	(0.3)	0.6	(0.5)
Product Sales division (3)	33.2	0.0	33.1	0.2
Ride Profit (before Vehicle Depreciation)	38.4	27.9	51.4	35.6
Vehicle depreciation (1)	(18.4)	(12.4)	(27.7)	(18.0)
Ride Profit (after Vehicle Depreciation)	19.9	15.5	23.7	17.5
______________
(1)We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation adjustments, which were $0.0 million and $(0.3) million for the three and six months ended June 30, 2022, respectively, and $(0.9) million and $(1.5) million for the three and six months ended June 30, 2021, respectively.
(2)We exclude vehicle count adjustments as these are adjustments made based on results of physical inventory counts, which are non-cash in nature.
(3)We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners. Product sales division includes impairment of inventory and inventory deposits, which was $31.8 million for the three and six months ended June 30, 2022,
Adjusted EBITDA: Adjusted EBITDA is a supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months in the Northern Hemisphere. We calculate Adjusted EBITDA as net loss, adjusted to exclude (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other (income) expense, net, (viii) legal settlements and reserves, (ix) impairment of Product Sales inventory, (x) impairment of assets, and (xi) other non-recurring, non-cash, or non-core items.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Net loss	(310.4)	(43.7)	(300.1)	(119.9)
Interest expense, net	2.6	3.1	4.0	4.7
Provision for income taxes	0.1	0.1	0.1	0.1
Depreciation and amortization (1)	19.3	13.5	29.1	20.5
Vehicle count adjustments	0.0	(0.3)	0.6	(0.5)
Stock-based compensation expense	43.7	1.3	92.4	2.8
Tariff refunds	—	—	—	—
Other income (expense), net	(23.5)	14.5	(132.1)	50.1
Legal settlements and reserves	0.1	0.2	1.0	1.4
Impairment of product sales inventory	31.8	—	31.8	—
Impairment of assets	215.8	—	215.8	—
Other non-recurring, non-cash, or non-core items	1.5	(0.2)	1.5	(0.2)
Adjusted EBITDA	(19.1)	(11.5)	(56.0)	(41.0)
______________
(1)Depreciation and amortization excludes tariff depreciation and other adjustments, which were $0.0 million and $(0.3) million for the three and six months ended June 30, 2022, respectively, and $(0.9) million and $(1.5) million for the three and six months ended June 30, 2021, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of June 30, 2022, we had cash and cash equivalents totaling $57.1 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.
In April 2021, our wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany leasing agreement. Vehicles and cash in the SPV may be transferred out of the SPV in compliance with the terms, conditions, and covenants of the Apollo Credit Agreement. We intend to use the Vehicle Financing Facility to finance certain future vehicle capital expenditures.
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
In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, the European Union, and Israel up to a sub-limit of $50.0 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150.0 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes.
In July 2022, the SPV entered into Amendment No. 5 to the Apollo Credit Agreement which, among other things, transitioned the interest rate calculation from the London Inter-bank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points).

As of June 30, 2022, we had $23.5 million of availability under the Vehicle Financing Facility and were in compliance with our debt covenants.
Additionally, in May 2022, we entered into a Standby Equity Purchase Agreement (the "Purchase Agreement") with YA II PN, Ltd. ("Yorkville") whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of shares of Class A Common Stock at our request during the 36 months following the execution of the Purchase Agreement, subject to certain conditions. Pursuant to the terms and conditions set forth in the Purchase Agreement we requested a pre-advance loan (the “Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan is evidenced by a promissory note (the “Promissory Note”), which will mature on the six- or seven-month anniversary of the Pre-Advance Loan, at our option. The Promissory Note accrues interest at a rate of 0%, but was issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.

We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility and ability to issue shares of Class A Common Stock under the Purchase Agreement, will be sufficient to satisfy our currently anticipated cash requirements, including working capital requirements, capital expenditures, debt service, and other liquidity requirements, through at least the next 12 months from the date of this Quarterly Report.
We have incurred losses from operations and negative cash flows from operations since our inception, which we anticipate will continue for the foreseeable future. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing.
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
We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during current macroeconomic conditions. As current macroeconomic conditions remain uncertain, we continue to actively monitor the their impact on us worldwide, including our financial position, liquidity, results of operations, and cash flows.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,141)	$(45,599)
Net cash used in investing activities	(83,313)	(71,379)
Net cash provided by financing activities	72,160	183,269
Operating Activities
Net cash used in operating activities was $47.1 million for the six months ended June 30, 2022, primarily consisting of $300.1 million of net loss adjusted for $134.9 million of issuance of and MTM adjustments of derivative liabilities, offset by $215.8 million of impairment of assets, $92.4 million of stock-based compensation expense, $31.8 million of impairment of Product Sales inventory, $28.8 million of depreciation and amortization, $7.2 million of non-cash vehicle expenses, $4.9 million of bad debt expense, $6.7 million related to changes in working capital, and $1.1 million of amortization of debt issuance costs and discounts. The cash provided by working capital was largely driven by a decrease in inventory and increases in accounts payable and accrued expenses and other current assets, offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in deferred revenue and other liabilities.
Net cash used in operating activities was $45.6 million for the six months ended June 30, 2021, primarily consisting of $119.9 million of net loss adjusted for certain non-cash items, which primarily consisted of $47.3 million of issuance and MTM adjustments of derivative liabilities, $18.6 million of depreciation and amortization, $2.8 million of stock-based compensation expense, $2.3 million of loss on extinguishment of debt, $2.2 million of changes in working capital, and $1.2 million of amortization of debt issuance costs and discounts. The cash provided by working capital was largely driven by decreases in accounts receivable and inventory, and increases in deferred revenue and accrued expenses and other current assets, offset by an increase in prepaid expenses and other current assets, and a decrease in accounts payable.
The increase in net cash used in operations during the six months ended June 30, 2022 compared to the same period last year is primarily attributable to increased costs to support public company operational maturity and business expansion.
Investing Activities
Net cash used in investing activities was $83.3 million for the six months ended June 30, 2022, primarily consisting of $82.9 million of cash used in the purchases of vehicles.
Net cash used in investing activities was $71.4 million for the six months ended June 30, 2021, primarily consisting of $71.3 million of cash used in the purchases of vehicles.
Financing Activities
Net cash provided by financing activities was $72.2 million for the six months ended June 30, 2022, primarily consisting of $95.4 million of proceeds from borrowings, net of issuance costs, partially offset by $21.5 million of debt repayments and $2.0 million of payments for taxes related to net share settlement.
Net cash provided by financing activities was $183.3 million for the six months ended June 30, 2021, primarily consisting of $207.8 million of proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs, and $9.2 million of proceeds from borrowings, net of issuance costs, offset by $33.6 million of debt repayments.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2021 Form 10-K and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Jumpstart Our Business Startups Act of 2012

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an emerging growth company and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of inflation risk and fluctuations in interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Inflation Risk

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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Assuming that the full amount available under the Vehicle Financing Facility was drawn, a 100 basis point increase or decrease in interest rate as of June 30, 2022 would result in a change in our annual interest expense of $0.2 million.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Broad market and industry factors may seriously affect the market price of our Class A Common Stock, regardless of actual operating performance. Furthermore, in the period following June 30, 2022, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result, if this decline in our share price is sustained for the following reporting period, this would require further testing of our identified asset groups, which may result in an impairment.

An active, liquid trading market for our securities may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for Bird Global’s Class A Common Stock and the Warrants on the NYSE or any other exchange. On June 17, 2022, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our Class A Common Stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and Bird Global’s securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for our securities, or at all. Further, an inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards, or acquire other companies, products, or technologies by using shares of capital stock as consideration.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and other long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill and other long-lived assets. During the three months ended June 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company fully impaired North America and EMEA goodwill, and impaired certain vehicle deposits, vehicles, spare parts, and contractual obligations within the EMEA and Other asset groups.

In the future, if we determine our other long-lived assets are further impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our business, financial condition and results of operations. In addition, the accounting treatment of these impairments may impact to our financial statements in the future, including cost of revenues and gross margins.

Accurately predicting demand and necessary inventory levels within the current macroeconomic environment is challenging, and we may incur additional costs or be required to write off significant inventory for our Product Sales business, which could adversely impact our results of operations.
Our inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value. Our inventory deposits consist of prepayments on inventory to which the Company does not yet have title. The valuation of inventory, and the associated deposits, requires the Company to make judgments and, based on currently available information, may result in impairments. These practices may result in increased costs and use of cash that could adversely impact our financial results. During the three months ended June 30, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, we recognized an impairment on our Product Sales inventory and inventory deposits. The accounting treatment of these impairments may result in impacts to our financial statements in the future, including cost of Product Sales and gross margins.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021 by and among Switchback, Merger Sub, Bird Holdings and Bird Global	S-4	333-256187	2.1	05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-360893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
10.1	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022	8-K	001-41019	99.1	04/13/2022
10.2	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022	8-K	001-41019	99.2	04/13/2022
10.3	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022	10-Q	001-41019	10.3	05/16/2022
10.4	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022	10-Q	001-41019	10.4	05/16/2022
10.5	Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022 made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	S-1	333-265215	10.8	05/25/2022
10.6	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2022					*
10.7	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.	10-Q	001-41019	10.5	05/16/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: August 15, 2022	By:	/s/ Travis VanderZanden
Travis VanderZanden
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Yibo Ling
Yibo Ling
Chief Financial Officer
(Principal Financial Officer)