Form 10-K/A
period 2021-12-31
Bird Global, Inc.
filed 2022-11-18
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, filed with the SEC on April 26, 2022, are incorporated herein by reference in Part III of this Annual Report on Form 10-K/A to the extent stated herein.

EXPLANATORY NOTE

Bird Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend and restate its consolidated financial statements and related footnote information as of December 31, 2021 and 2020, and for the years then ended and quarterly periods within those years, previously included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “Original Report”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

In connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. The error resulted in an overstatement of Sharing revenue of $14.0 million and $4.5 million in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, and an understatement of deferred revenue of $19.1 million and $4.5 million in the consolidated balance sheets as of December 31, 2021 and 2020, respectively. We also corrected certain other previously identified immaterial errors in the financial statements as of and for the years ended December 31, 2021 and 2020.

On November 11, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with its management, determined that the consolidated financial statements included in the Original Report should be restated to reflect the impact of these errors and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 and 2020. Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 and 2020, due to a material weakness in internal control over financial reporting related to the ineffective design of controls around our business systems that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the foregoing restatement. The following items have been amended to reflect the restatement:

•Forward-Looking Statements
•Summary Risk Factors
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-K/A.

Except as described above and in Note 17, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events, except as described in Note 17. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, other than the restatement and item described in Note 17. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatement is more fully described in Note 2 of the notes to the consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K/A may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-K/A include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, our ability to remediate the material weakness in our internal control over financial reporting, our ability to continue as a going concern, and our objectives for future operations.

The forward-looking statements in this Form 10-K/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Form 10-K/A. The forward-looking statements in this Form 10-K/A are based upon information available to us as of the date of this Form 10-K/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Form 10-K/A and the documents that we reference in this Form 10-K/A and have filed as exhibits to this Form 10-K/A with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K/A. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K/A, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, all references in this Form 10-K/A to the “Company,” “we,” “us,” “our” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Form 10-K/A. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

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
•We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Class A Common Stock.
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

In the year ended December 31, 2021, Ride Profit Margins (before Vehicle Depreciation) (as defined elsewhere in this Form 10-K/A) were 49% of Sharing revenue as compared to 20% in the year ended December 31, 2020, despite continued pandemic-related headwinds, varying seasonal conditions, and global supply chain disruptions. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures” for more information.

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

Our website is www.bird.co. At our Investor Relations website, ir.bird.co, we make available free of charge a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K/A. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties of which we are unaware or which we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our securities could decline and you could lose part or all of your investment.

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

Our inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value. Our inventory deposits consist of prepayments on inventory to which the Company does not yet have title. The valuation of inventory, and the associated deposits, requires the Company to make judgments and, based on currently available information, may result in impairments. These practices may result in increased costs and use of cash that could adversely impact our financial results. During the nine months ended September 30, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, we recognized an impairment on our Product Sales inventory and inventory deposits. The accounting treatment of these impairments may result in impacts to our financial statements in the future, including cost of Product Sales and gross margins.

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

Our ability to plan for development, distribution, and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential riders. For example, we cannot be certain whether the COVID-19 pandemic will negatively impact the willingness of riders to use shared vehicles. In addition, we may be restricted from operating our Sharing business in certain jurisdictions due to public health and safety measures implemented in response to the COVID-19 pandemic. Further, expansion into smaller, long-tail markets is a key component of our growth strategy. Long-tail markets may differ in a number of ways from the more established markets in which we operate, including as a result of different tastes, preferences, and discretionary consumer spending. If the public does not perceive our Sharing business or other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, or for other reasons, whether as a result of incidents on our or our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, which would harm our business and prospects. Additionally, we have re-evaluated, and may in the future re-evaluate, the markets in which we operate and the performance of our network of shared vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations . For example, on October 18, 2022, we made the decision to fully exit three European countries (Germany, Sweden, and Norway), and to wind down operations in several dozen additional, primarily small to mid-sized markets across the United States and EMEA. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.

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

Our metrics and estimates, including the key metrics included in this Form 10-K/A, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.

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

As of December 31, 2021, we had $833.0 million of U.S. federal net operating losses (“NOLs”), $536.8 million of state NOLs and $294.8 million of foreign NOLs available to reduce future taxable income. Our U.S. federal NOLs will begin to expire in 2037, our state NOLs will begin to expire in 2037, and our foreign NOLs are subject to various expiration dates. The Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the rules governing NOLs. For NOLs arising in tax years after December 31, 2017, the Tax Cuts and Jobs Act limits a taxpayer’s ability to use NOLs to 80% of taxable income (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. Bird’s ability to use these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs, may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

In connection with the implementation of the necessary practices and procedures related to internal control over financial reporting, we have identified and may again in the future identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, Bird may encounter problems or delays in completing the remediation of any deficiencies identified by its independent registered public accounting firm in connection with the issuance of its attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

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

Although the material weaknesses discussed above had been remediated as of December 31, 2021, in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2022, our management determined that a material weakness existed in our internal control over financial reporting related to the ineffective design of controls around our business systems that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. Accordingly, the Audit Committee of our Board of Directors, after discussion with our management, determined that our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein should no longer be relied upon.

To remediate this material weakness, we are in the process of implementing appropriate analytical and review controls of our business systems to ensure revenue is not recorded when customers with insufficient preloaded wallet balances complete Rides for which the balance uncollectible, including additional review of the wallet subledger for negative balances and additional review of failed payments in our business system configuration. Further, we are in the process of implementing controls to prevent customers from depleting their preloaded wallet balance below zero dollars during a Ride.

We cannot assure you the measures we are taking to remediate the material weakness will be sufficient to remediate the material weakness or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a further restatement of our financial statements for prior periods.

If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Class A Common Stock.

We are restating our consolidated financial statements for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021, and the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2021 included in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, due to errors relating to our business system configuration that impacted the recognition of revenue on Rides for which collectability was not probable. Specifically, for certain customers with insufficient preloaded “wallet” balances, the Company’s business systems recorded revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. These errors resulted in the overstatement of Sharing revenue in the consolidated statements of operations for the years ended December 31, 2021 and 2020 (and the quarterly periods within those years), and the understatement of deferred revenue in the consolidated balance sheets as of December 31, 2021 and 2020 (and each quarterly balance sheet date within those years). The review of the business system configuration and related revenue recognition and the preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatements, investors may lose confidence in our operating results, the price of our Class A Common Stock could decline and we may be subject to shareholder or other litigation or regulatory enforcement actions in connection with the restatement.

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

We review our goodwill and other long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill and other long-lived assets. During the nine months ended September 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company fully impaired North America and EMEA goodwill, and impaired certain vehicle deposits, vehicles, spare parts, and contractual obligations within the EMEA and Other asset groups.

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

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth elsewhere in this Form 10-K/A.

Restatement of Previously Issued Financial Statements

The following information has been adjusted to reflect the restatement of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 2 and Note 17 of the notes to the consolidated financial statements included herein.

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

General and Administrative

General and administrative costs represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, benefits, travel, bonuses, and stock-

based compensation expense (“personnel expenses”), software licenses and hardware, network and cloud, and IT services (“technology services”), professional service providers, off-site storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (“facilities expenses”) related to our general and administrative divisions. General and administrative costs are generally expensed as incurred. We incurred additional general and administrative expense during 2021, the year in which we consummated the Business Combination, as a result of the stock-based compensation expense associated with the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

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

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(Restated)	(Restated)
	(in thousands, except percentages)
Revenues:
Sharing	$172,729	$75,445	$97,284	128.9%
Product sales	17,815	14,660	3,155	21.5
Total revenues	190,544	90,105	100,439	111.5
Cost of sharing, exclusive of depreciation	103,204	69,485	(33,719)	(48.5)
Cost of product sales	17,340	22,716	5,376	23.7
Depreciation on sharing vehicles	47,335	23,791	(23,544)	(99.0)
Gross margin	22,665	(25,887)	48,552	187.6
Other operating expenses(1):
General and administrative	208,536	154,372	(54,164)	(35.1)
Selling and marketing	17,906	18,404	498	2.7
Research and development	31,426	34,376	2,950	8.6
Tariff reimbursement	—	(24,986)	(24,986)	100.0
Total operating expenses	257,868	182,166	(75,702)	(41.6)
Loss from operations	(235,203)	(208,053)	(27,150)	(13.0)
Interest expense, net	(6,073)	(6,562)	489	7.5
Other income, net	26,561	5,946	20,615	**
Loss before income taxes	(214,715)	(208,669)	(6,046)	(2.9)
Provision for income taxes	209	64	(145)	(226.6)
Net loss	$(214,924)	$(208,733)	$(6,191)	(3.0)%

** Percentage not meaningful
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$—	$15	$(15)	**
Selling and marketing	2,714	895	1,819	203.2%
Research and development	5,182	892	4,290	480.9
General and administrative	78,735	4,372	74,363	**
Total	$86,631	$6,174	$80,457	**

** Percentage not meaningful

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020
	(Restated)	(Restated)
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	54.2	77.1
Cost of product sales	9.1	25.2
Depreciation on sharing vehicles	24.8	26.4
Gross margin	11.9	(28.7)
Other operating expenses:
General and administrative	109.4	171.3
Selling and marketing	9.4	20.4
Research and development	16.5	38.2
Tariff reimbursement	—	(27.7)
Total operating expenses	135.3	202.2
Loss from operations	(123.4)	(230.9)
Interest expense, net	(3.2)	(7.3)
Other income, net	13.9	6.6
Loss before income taxes	(112.7)	(231.6)
Provision for income taxes	0.1	0.1
Net loss	(112.8)%	(231.7)%
Sharing Revenue

Sharing revenue increased by $97.3 million in 2021, or 128.9%, as compared to the previous year, primarily attributable to an increase in the number of Rides (as defined below).

Product Sales Revenue

Product Sales revenue increased by $3.2 million in 2021, or 21.5%, as compared to the previous year, primarily attributable to the sale of new product offerings, such as the launch of our retail e-bikes in the second half of 2021.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, increased by $33.7 million in 2021, or 48.5%, as compared to the previous year, primarily due to an increase of $43.0 million in Fleet Manager operation costs offset by a decrease of $16.1 million in In-House operation costs as we shifted operating models in the first half of 2020. Other increases include $5.7 million in transaction processing fees and $2.0 million in network and cloud services driven by increases in Rides (as defined below) and Sharing revenue, which was partially offset by decreases of $0.6 million in vehicle production costs and vehicle count adjustments and $1.4 million in personnel expenses.

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

General and Administrative Expenses

General and administrative expenses increased by $54.2 million in 2021, or 35.1%, as compared to the previous year, primarily attributable to an increase of $64.9 million in personnel expenses, partially offset by decreases of $6.2 million in facilities expenses, $3.4 million in other general and administrative expenses, and $1.2 million in business insurance expenses. Personnel expenses consist of an increase of $74.4 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards, offset by a decrease of $9.5 million of other personnel expenses due to a decrease in headcount.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.5 million in 2021, or 2.7%, as compared to the previous year, primarily attributable to decreases of $0.5 million in technology services expenses, $0.5 million in depreciation and amortization expenses, and $0.4 million in personnel expenses. Personnel expenses consist of a decrease of $2.3 million of other personnel expenses due to a decrease in headcount, offset by an increase of $1.8 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

Research and Development Expenses

Research and development expenses decreased by $3.0 million in 2021, or 8.6%, as compared to the previous year, primarily attributable to decreases of $1.0 million in mechanical engineering expenses, $1.0 million in personnel expenses, and $0.6 million in facilities expenses. Personnel expenses consist of a decrease of $5.3 million of other personnel expenses due to a decrease in headcount, offset by an increase of $4.3 million in stock-based compensation expense due to the issuance of public company RSUs recognized under the accelerated attribution method for certain service-based and market-based awards.

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

Other Income, Net

Other income, net increased by $20.6 million in 2021, as compared to the previous year, primarily attributable to $51.0 million of income resulting from mark-to-market adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing (through which we raised net proceeds of $207.8 million) and the Business Combination and the PIPE Financing (through which we raised net proceeds of $217.1 million), partially offset by $13.2 million of transaction costs allocated to derivative liabilities assumed in connection with the Business Combination and $10.8 million in net currency exchange losses.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following tables set forth our results of operations for the periods presented. The period-to-period comparisons of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(Restated)
	(in thousands, except percentages)
Revenues:
Sharing	$75,445	$140,448	$(65,003)	(46.3)%
Product sales	14,660	$10,076	4,584	45.5
Total revenues	90,105	$150,524	(60,419)	(40.1)
Cost of sharing, exclusive of depreciation	69,485	$153,646	84,161	54.8
Cost of product sales	22,716	$20,319	(2,397)	(11.8)
Depreciation on sharing vehicles	23,791	$112,234	88,443	78.8
Gross margin	(25,887)	$(135,675)	109,788	80.9
Other operating expenses(1):
General and administrative	154,372	$192,063	37,691	19.6
Selling and marketing	18,404	$16,656	(1,748)	(10.5)
Research and development	34,376	$40,836	6,460	15.8
Tariff reimbursement	(24,986)	$—	24,986
Total operating expenses	182,166	$249,555	67,389	27.0
Loss from operations	(208,053)	$(385,230)	177,177	46.0
Interest income	282	$1,837	(1,555)	(84.6)
Interest expense	(6,844)	$(6,792)	(52)	(0.8)
Other income, net	5,946	$2,979	2,967	**
Loss before income taxes	(208,669)	$(387,206)	178,537	46.1
Provision for income taxes	64	$276	212	76.8
Net loss	$(208,733)	$(387,482)	$178,749	46.1%

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2020	2019
	(Restated)
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	77.1	102.1
Cost of product sales	25.2	13.5
Depreciation on sharing vehicles	26.4	74.6
Gross margin	(28.7)	(90.1)
Other operating expenses:
General and administrative	171.3	127.6
Selling and marketing	20.4	11.1
Research and development	38.2	27.1
Tariff reimbursement	(27.7)	—
Total operating expenses	202.2	165.8
Loss from operations	(230.9)	(255.9)
Interest expense, net	(7.3)	(3.3)
Other income, net	6.6	2.0
Loss before income taxes	(231.6)	(257.2)
Provision for income taxes	0.1	0.2
Net loss	(231.7)%	(257.4)%

Sharing Revenue

Sharing revenue decreased by $65.0 million in 2020, or 46.3%, as compared to the previous year, primarily attributable to depressed demand as a result of COVID-19 across all markets. Total rides decreased by 54% in 2020 compared to 2019 due to COVID-19, partially offset by average fare increases.

Product Sales Revenue

Product Sales revenue increased by $4.6 million in 2020, or 45.5%, as compared to the previous year, mostly due to new product launches for our Consumer Products customers.

Total revenues decreased by $60.4 million in 2020, or 40.1%, as compared to the previous year as a result of the factors described above.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of sharing, exclusive of depreciation, decreased by $84.2 million in 2020, or 54.8% as compared to the prior year, primarily attributable to decreases of $81.0 million in In-House operations cost, partially offset by an increase of $24.9 million in Fleet Manager operations cost, as we transitioned to the Fleet Manager program. The decrease in In-House operations cost is comprised of a $33.4 million decrease in charger payments, a $27.1 million decrease in in-market labor, a $11.2 million decrease related to spare parts consumption, and a $9.3 million decrease in other In-House vehicle operations and overhead. Other changes include a decrease of $16.0 million in vehicle production costs and vehicle count adjustments related to our shift to Bird-designed vehicle models, a $5.8 million decrease in network contracts due to favorable rate negotiations, a $4.5 million decrease in payment processing fees, and $1.7 million in other costs of revenue.

Cost of Product Sales Revenue

Cost of product revenue increased by $2.4 million in 2020, or 11.8%, as compared to the prior year, primarily attributable to an increase of $3.3 million in costs associated with the sales of vehicles, partially offset by a decrease of $0.9 million related to third-party refurbishments for consumer products.

Depreciation on Revenue Earning Vehicles

Depreciation on revenue earning vehicles decreased by $88.4 million in 2020, or 78.8%, as compared to the prior year, primarily attributable to a shift in vehicles with longer lifetimes and less rides as a result of the depressed demand caused by COVID-19, partially offset by the retirement of “off-the-shelf” vehicle models shifting into Bird-designed vehicles.

General and Administrative Expenses

General and administrative expenses decreased by $37.7 million in 2020, or 19.6%, as compared to the prior year, primarily attributable to a decrease of $33.4 million in personnel expenses, a decrease of $10.6 million in technology services, a decrease of $3.1 million in facilities expense, net of a write-off of leasehold improvements, partially offset by an increase of $3.3 million in business insurance, as well as an increase of $6.1 million in other general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses increased by $1.7 million in 2020, or 10.5%, as compared to the prior year, primarily attributable to an increase of $2.4 million in other selling and marketing expenses, partially offset by a decrease of $0.6 million in personnel expenses.

Research and Development Expenses

Research and development expenses decreased by $6.5 million in 2020, or 15.8%, as compared to the prior year, primarily attributable to a decrease of $8.3 million in personnel expenses and a decrease of $1.1 million in other research and development expenses, partially offset by an increase of $2.9 million in technology services.

Tariff Reimbursement
Tariff reimbursement expenses were $25.0 million in 2020, resulting from a one-time refund for tariffs paid in 2019 and 2018 on vehicles purchased and imported to the United States prior to 2020.

Interest Income

Interest income decreased by $1.6 million in 2020 as compared to the prior year, primarily attributable to lower interest income from money market accounts.

Interest Expense

Interest expense decreased by $0.1 million in 2020 as compared to the prior year, primarily attributable to a reduction in the debt balance, partially offset by a full year of interest payments on debt.

Other Income, Net

Other income, net decreased by $3.0 million in 2020 as compared to the prior year, primarily attributable to a decrease in non-cash gain on settlement of notes payable, partially offset by a net foreign currency exchange gain.

Provision for Income Taxes

Provision for income taxes decreased by $0.2 million in 2020 as compared to the prior year, primarily attributable to foreign tax provisions.

Key Operating Metrics and Non-GAAP Financial Measures

We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2021	2020	2019
	(in millions, except as otherwise noted)
Operating Metrics:
Rides	40.2	18.3	40.1
Average Rides per Deployed Vehicles per Day (x)	1.6x	1.3x	2.5x
Average Deployed Vehicles (in thousands)	68.6	37.6	43.5
Gross Transaction Value	$241.5	$115.2	$161.9
Non-GAAP Financial Metrics:
Ride Profit (before Vehicle Depreciation) (Restated)	$76.7	$11.2	$(3.5)
% of Sharing Revenue (Restated)	44.4%	14.8%	(2.5)%
Ride Profit (after Vehicle Depreciation) (Restated)	$26.9	$(14.6)	$(115.7)
% of Sharing Revenue (Restated)	15.6%	(19.4)%	(82.3)%
Adjusted EBITDA (Restated)	$(80.9)	$(181.4)	$(228.0)

Operating Metrics

Rides: Rides is a key indicator of the usage and scale of our Sharing business. We calculate Rides as the total number of paid and unpaid trips completed by customers of our Sharing business. Rides have increased significantly as we have scaled our operations and witnessed the rapid adoption of shared micromobility by both riders and cities. Rides are seasonal to a certain degree. We typically experience higher levels of activity in the second and third quarters as a result of improved weather conditions in the Northern Hemisphere and lower levels of activity in the first and fourth quarters as conditions worsen.

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

The following table presents a breakdown of our calculation of GTV:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Revenue (Restated)	$190.5	$90.1	$150.5
Contra Revenue (Restated)	32.3	15.1	10.6
Platform Adjustment(1)	18.7	10.0	0.8
Gross Transaction Value	$241.5	$115.2	$161.9

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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Gross margin (Restated)	22.7	(25.9)	(135.7)
Vehicle depreciation(1)	49.8	25.8	112.2
Vehicle count adjustments(2)	4.7	3.4	9.7
Product Sales division(3)	(0.5)	7.9	10.3
Ride Profit (before Vehicle Depreciation) (Restated)	76.7	11.2	(3.5)
Vehicle depreciation(1)	(49.8)	(25.8)	(112.2)
Ride Profit (after Vehicle Depreciation) (Restated)	26.9	(14.6)	(115.7)

(1)We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation and other adjustments, which were $(2.5) million and $(2.0) million for the years ended December 31, 2021 and 2020, respectively.
(2)We exclude vehicle count adjustments as these adjustments are made based on results of physical inventory counts, which are non-cash in nature.
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

The following table presents a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(in millions, except as otherwise noted)
Net loss (Restated)	$(214.9)	$(208.7)	$(387.5)
Interest expense, net	6.1	6.6	5.0
Provision for income taxes	0.2	0.1	0.3
Depreciation and amortization (1)	54.9	35.4	116.1
Vehicle count adjustments	4.7	3.4	9.7
Stock-based compensation expense	86.7	6.1	30.6
Tariff refunds (2)	—	(25.0)	—
Other income, net (Restated)	(26.6)	(5.9)	(3.0)
Legal settlements and reserves (Restated)	6.6	6.7	0.8
Other non-recurring, non-cash, or non-core items (3)	1.4	—	—
Adjusted EBITDA (Restated)	$(80.9)	$(181.4)	$(228.0)

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

We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility will be sufficient to satisfy our currently anticipated cash requirements, including working capital requirements, capital expenditures, debt service, and other liquidity requirements, through at least the next 12 months from the date of this Form 10-K/A.

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

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(131,627)	$(150,151)
Net cash (used in) provided by investing activities	(215,698)	56,302
Net cash provided by financing activities	$443,372	$31,866

Operating Activities

Net cash used in operating activities was $131.6 million for the year ended December 31, 2021, primarily consisting of $214.9 million of net loss, adjusted for certain non-cash items, which primarily consisted of $86.6 million of stock-based compensation expense, $51.6 million of depreciation and amortization, $7.2 million of non-cash vehicle expenses, $2.8 million of bad debt expense, $2.3 million of loss on extinguishment of debt, and $1.7 million of debt discount accretion, offset by $37.8 million of expensed transaction costs and mark-to-market adjustments of derivative liabilities and $31.7 million of changes in working capital. The cash used in working capital was primarily driven by increases in accounts receivable, inventory, and prepaid expenses and other current assets and decreases in accounts payable and other liabilities, offset by an increase in deferred revenue and accrued expenses and other current liabilities.

Net cash used in operating activities was $150.2 million for the year ended December 31, 2020, primarily consisting of $208.7 million of net loss, adjusted for certain non-cash items, which primarily consisted of $32.5 million of depreciation and amortization, $12.0 million of non-cash vehicle expenses, $6.2 million of stock-based compensation expense, $1.7 million of changes in working capital, $3.4 million of loss on disposal of property and equipment, and $2.6 million of debt discount accretion. The cash provided by working capital was primarily driven by a decrease in prepaid expenses and other current assets and increases in accrued expenses and other current liabilities and deferred revenue, offset by decreases in accounts payable and other liabilities.

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

We believe that the following critical accounting policies reflect the more significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K/A.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K/A.

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
Restatement of 2021 and 2020 Financial Statements
As discussed in Note 2 to the consolidated financial statements, the 2021 and 2020 consolidated financial statements have been restated to correct a misstatement.
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
Los Angeles, California
March 15, 2022, except for effects of the restatement discussed in Note 2, as well as the subsequent event discussed in Note 17, to the consolidated financial statements, as to which the date is November 17, 2022

Bird Global, Inc.
Consolidated Balance Sheets

(In thousands, except per share amounts and number of shares)

	December 31,
	2021	2020
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$128,556	$43,158
Restricted cash and cash equivalents—current	30,142	9,609
Accounts receivable, net	8,397	2,857
Inventory	28,242	5,256
Prepaid expenses and other current assets	33,778	7,603
Total current assets	229,115	68,483
Restricted cash and cash equivalents—non current	1,203	1,000
Property and equipment, net	1,526	4,152
Vehicle deposits	117,071	13,290
Vehicles, net	118,949	81,105
Goodwill	121,169	131,255
Other assets	8,228	3,944
Total assets	$597,261	303,229
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,002	$12,212
Accrued expenses	31,428	18,672
Deferred revenue	62,439	47,396
Notes payable—current	49,094	29,280
Other current liabilities	5,089	5,078
Total current liabilities	153,052	112,638
Derivative liabilities	136,196	450
Other liabilities	6,282	9,722
Total liabilities	295,530	122,810
Commitments and contingencies
Redeemable Convertible Preferred Stock(1)
Redeemable convertible preferred stock, $0.000001 par value, 152,353,768 shares authorized and 135,225,157 shares issued and outstanding as of December 31, 2020	—	1,044,282
Stockholders’ Equity (Deficit)(1)
Founders convertible preferred stock, $0.000001 par value, 6,591,055 shares authorized and 3,993,432 shares issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 1,000,000,000 authorized and 238,089,017 shares issued and outstanding as of December 31, 2021, Class X common stock, $0.0001 par value, 50,000,000 shares authorized and 34,534,930 shares issued and outstanding as of December 31, 2021, and common stock, $0.000001 par value, 241,883,501 shares authorized and 47,713,169 shares issued and outstanding as of December 31, 2020	27	—
Additional paid-in capital	1,475,300	92,654
Accumulated other comprehensive income	7,538	9,693
Accumulated deficit	(1,181,134)	(966,210)
Total stockholders’ equity (deficit)	301,731	(863,863)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$597,261	$303,229
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts and number of shares)

	December 31,
	2021	2020	2019
	(Restated)	(Restated)
Revenues:
Sharing	$172,729	75,445	140,448
Product sales	17,815	14,660	10,076
Total revenues	190,544	90,105	150,524
Cost of sharing, exclusive of depreciation	103,204	69,485	153,646
Cost of product sales	17,340	22,716	20,319
Depreciation on sharing vehicles	47,335	23,791	112,234
Gross margin	22,665	(25,887)	(135,675)
Other operating expenses:
General and administrative (including stock-based compensation expense of $78.7 million, $4.4 million and $28.8 million for years ended December 31, 2021, 2020 and 2019, respectively)	208,536	154,372	192,063
Selling and marketing (including stock-based compensation expense of $2.7 million, $0.9 million and $0.8 million for years ended December 31, 2021, 2020 and 2019, respectively)	17,906	18,404	16,656
Research and development (including stock-based compensation expense of $5.2 million, $0.9 million and $1.2 million for years ended December 31, 2021, 2020 and 2019, respectively)	31,426	34,376	40,836
Tariff reimbursement	—	(24,986)	—
Total operating expenses	257,868	182,166	249,555
Loss from operations	(235,203)	(208,053)	(385,230)
Interest expense, net	(6,073)	(6,562)	(4,955)
Other income, net	26,561	5,946	2,979
Loss before income taxes	(214,715)	(208,669)	(387,206)
Provision for income taxes	209	64	276
Net loss	$(214,924)	$(208,733)	$(387,482)
Net loss per share attributable to common stockholders, basic and diluted	$(2.74)	$(5.59)	$(18.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(1)	84,260,800	37,366,609	21,156,933
(1) Weighted-average shares have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Comprehensive Loss

(In thousands)

	December 31,
	2021	2020	2019
	(Restated)	(Restated)
Net loss	$(214,924)	$(208,733)	$(387,482)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(2,155)	10,363	(583)
Other comprehensive (loss) income, net of tax	(2,155)	10,363	(583)
Total comprehensive loss, net of tax	$(217,079)	$(198,370)	$(388,065)
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Shares	Amount
Balance as of January 1, 2019(1)	112,844,442	522,357	—	—	—	—	4,540,177	—	16,375,119	—	53,590	(87)	(369,995)	(316,492)
Retroactive application of Business Combination	(13,589,137)	—	—	—	—	—	(546,745)	—	(1,971,951)	—	—	—	—	—
Adjusted balance, beginning of period	99,255,305	522,357	—	—	—	—	3,993,432	—	14,403,168	—	53,590	(87)	(369,995)	(316,492)
Net loss													(387,482)	(387,482)
Issuance of Common Stock to Board of Directors									6,302,818	—				—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									2,105,336	—	1,219			1,219
Vesting of Common Stock									7,807,303	—
Stock-based compensation expense											30,738			30,738
Issuance of Series C-1 Redeemable Convertible Preferred Stock, net of issuance costs	4,535,550	60,510												—
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	14,409,859	211,433												—
Issuance of Series D-1 Redeemable Convertible Preferred Stock for acquisition	563,158	8,271												—
Foreign currency translation adjustment												(583)		(583)
Balance at December 31, 2019	118,763,872	802,571	—	—	—	—	3,993,432	—	30,618,625	—	85,547	(670)	(757,477)	(672,600)
Net loss (Restated)													(208,733)	(208,733)
Issuance of Common Stock to Board of Directors									4,201,879	—				—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									5,085,362	—	933			933
Vesting of Common Stock									7,807,303	—
Stock-based compensation expense											6,174			6,174
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	3,524,037	51,711												—
Issuance of Series D and D-2 Redeemable Convertible Preferred Stock for acquisition	12,937,248	190,000												—
Foreign currency translation adjustment												10,363		10,363
Balance at December 31, 2020 (As Restated)	135,225,157	1,044,282	—	—	—	—	3,993,432	—	47,713,169	—	92,654	9,693	(966,210)	(863,863)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Shares	Amount
Balance as of December 31, 2020(1) (As Restated)	135,225,157	1,044,282	—	—	—	—	3,993,432	—	47,713,169	—	92,654	9,693	(966,210)	(863,863)
Net loss (Restated)													(214,924)	(214,924)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									3,958,163	—	423			423
Vesting of Common Stock									4,032,188	—	—			—
Stock-based compensation expense											86,631			86,631
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)	—	(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of issuance costs, and accrual of paid-in kind dividends					45,397,329	255,863					(15,540)			(15,540)
Conversion of Redeemable Convertible Prime Preferred Stock, Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, and Founders Convertible Preferred Stock to Common Stock			(135,225,157)	(1,044,282)	(45,397,329)	(255,863)	(3,993,432)	—	184,615,918	24	1,300,121			1,300,145
Issuance of Common Stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities									32,304,509	3	11,011			11,014
Foreign currency translation adjustment												(2,155)		(2,155)
Balance at December 31, 2021 (As Restated)	—	—	—	—	—	—	—	—	272,623,947	27	1,475,300	7,538	(1,181,134)	301,731
(1) Shares of Redeemable Convertible Preferred Stock, Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, Founders Convertible Preferred Stock, and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2021	2020	2019
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(214,924)	$(208,733)	$(387,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Expensed transaction costs and mark-to-market adjustments of derivative liabilities	(37,811)	—	—
Depreciation and amortization	51,592	32,495	116,953
Non-cash vehicle expenses	7,233	11,998	18,082
Share-based compensation expense	86,631	6,174	30,738
Debt discount accretion	1,695	2,635	1,296
Bad debt expense	2,766	463	2,135
Loss on extinguishment of debt	2,304	—	1,514
Loss on disposal of property and equipment	156	3,407	—
Other	392	(300)	(614)
Changes in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	(8,372)	(662)	(4,553)
Inventory	(9,331)	(901)	(4,361)
Prepaid expenses and other current assets	(24,827)	7,746	(6,580)
Other assets	200	(162)	145
Accounts payable	(7,485)	(15,096)	(15,514)
Deferred revenue	14,614	10,699	30,341
Accrued expenses and other current liabilities	3,667	5,122	2,994
Other liabilities	(127)	(5,036)	5,529
Net cash used in operating activities	(131,627)	(150,151)	(209,377)
Cash flows from investing activities
Purchases of property and equipment	(846)	(500)	(7,179)
Purchases of vehicles	(214,852)	(11,862)	(101,381)
Net cash acquired (used) in acquisitions	—	68,664	(171)
Net cash (used in) provided by investing activities	(215,698)	56,302	(108,731)
Cash flows from financing activities
Proceeds from Business Combination and PIPE financing	249,611	—	—
Transaction costs paid in connection with Business Combination and PIPE financing	(25,946)	—	—
Proceeds from issuance of debt, net of issuance costs	52,680	—	69,787
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	51,711	271,943
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	207,814	—	—
Proceeds from issuance of common stock	423	933	1,219
Payment for settlement of warrants	(600)	(2,002)	(3,000)
Payment for settlement of debt	(40,610)	(18,776)	(21,337)
Net cash provided by financing activities	443,372	31,866	318,612
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	10,087	(3,590)	(1,049)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	106,134	(65,573)	(545)
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	53,767	119,340	119,885
End of period	$159,901	$53,767	$119,340
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	128,556	43,158	109,160
Restricted cash and cash equivalents	31,345	10,609	10,180
Total cash and cash equivalents and restricted cash and cash equivalents	$159,901	$53,767	$119,340
Non-cash activities:
Conversion of redeemable convertible preferred stock to common stock in connection with the Business Combination	$1,300,121	$—	$—
Transaction costs not yet paid	$6,563	$—	$—
Fair value of net asset acquired in non cash acquisition	$—	$190,000	$—
Conversion of convertible debt to redeemable convertible preferred stock in acquisition	$—	$—	$8,271
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$695	$4,278	$3,271
Income taxes	$263	$214	$916
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
Restatement of Consolidated Financial Statements
In connection with the preparation of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for certain customers with insufficient preloaded "wallet" balances, the Company's business systems recorded revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. The error resulted in an overstatement of Sharing revenue in the consolidated statements of operations for the years ended December 31, 2021 and 2020, and an understatement of deferred revenue in the consolidated balance sheets as of December 31, 2021 and 2020.

Impact of Restatement

See below for a reconciliation from the previously reported to the restated amounts as of and for the years ended December 31, 2021 and 2020. The previously reported amounts were derived from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. Also included in the amounts labeled “Restatement Adjustment” are the correction of certain other previously identified immaterial errors in the financial statements as of and for the years ended December 31, 2021 and 2020 (see Note 18).

The correction of this misstatement resulted in a decrease in Sharing revenue of $14.6 million and $4.5 million in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, and an increase in deferred revenue of $19.1 million and $4.5 million in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of December 31, 2021 and 2020, and for the years then ended:

	December 31, 2021			December 31, 2020
Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Prepaid expenses and other current assets	33,778	—	33,778	8,254	(651)	7,603
Total current assets	229,115	—	229,115	69,134	(651)	68,483
Total assets	597,261	—	597,261	303,880	(651)	303,229
Accrued expenses	31,428	—	31,428	20,004	(1,332)	18,672
Deferred revenue	43,345	19,094	62,439	42,900	4,496	47,396
Total current liabilities	133,958	19,094	153,052	109,474	3,164	112,638
Total liabilities	276,436	19,094	295,530	119,646	3,164	122,810
Accumulated other comprehensive income	7,538	—	7,538	13,005	(3,312)	9,693
Accumulated deficit	(1,162,040)	(19,094)	(1,181,134)	(965,707)	(503)	(966,210)
Total stockholders' equity (deficit)	320,825	(19,094)	301,731	(860,048)	(3,815)	(863,863)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	597,261	—	597,261	303,880	(651)	303,229

	Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	187,327	(14,598)	172,729	79,941	(4,496)	75,445
Total revenues	205,142	(14,598)	190,544	94,601	(4,496)	90,105
Cost of sharing, exclusive of depreciation	101,061	2,143	103,204	71,628	(2,143)	69,485
Gross margin	39,406	(16,741)	22,665	(23,534)	(2,353)	(25,887)
General and administrative	209,998	(1,462)	208,536	152,910	1,462	154,372
Total operating expenses	259,330	(1,462)	257,868	180,704	1,462	182,166
Loss from operations	(219,924)	(15,279)	(235,203)	(204,238)	(3,815)	(208,053)
Other income, net	29,873	(3,312)	26,561	2,634	3,312	5,946
Loss before income taxes	(196,124)	(18,591)	(214,715)	(208,166)	(503)	(208,669)
Net loss	(196,333)	(18,591)	(214,924)	(208,230)	(503)	(208,733)
Net loss per share attributable to common stockholders, basic and diluted (1)	(2.51)	(0.23)	(2.74)	(5.57)	(0.02)	(5.59)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Comprehensive Loss	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(196,333)	(18,591)	(214,924)	(208,230)	(503)	(208,733)
Change in currency translation adjustment	(5,467)	3,312	(2,155)	13,675	(3,312)	10,363
Total comprehensive loss, net of tax	(201,800)	(15,279)	(217,079)	(194,555)	(3,815)	(198,370)

	Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(196,333)	(18,591)	(214,924)	(208,230)	(503)	(208,733)
Accumulated deficit	(1,162,040)	(19,094)	(1,181,134)	(965,707)	(503)	(966,210)
Foreign currency translation adjustment	(5,467)	3,312	(2,155)	13,675	(3,312)	10,363
Accumulated other comprehensive income	7,538	—	7,538	13,005	(3,312)	9,693
Total stockholders' equity (deficit)	320,825	(19,094)	301,731	(860,048)	(3,815)	(863,863)

	Year ended December 31, 2021			Year ended December 31, 2020
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(196,333)	$(18,591)	$(214,924)	$(208,230)	$(503)	$(208,733)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(24,176)	(651)	(24,827)	7,095	651	7,746
Deferred revenue	16	14,598	14,614	6,203	4,496	10,699
Accrued expenses and other current liabilities	2,335	1,332	3,667	6,454	(1,332)	5,122
Other liabilities	(3,439)	3,312	(127)	(1,724)	(3,312)	(5,036)
Net cash used in operating activities	(131,627)	—	(131,627)	(150,151)	—	(150,151)

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

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

Liquidity

The Company expects that it will have sufficient cash and cash equivalents to support the Company’s operations and cash flow requirements through at least the next 12 months following the date these financial statements were issued (see Note 17).

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

Note 8 — Income Taxes
The U.S. and foreign components of loss before provision for income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
U.S. (Restated)	$(207,744)	$(105,738)
Foreign (Restated)	(6,971)	(102,931)
Loss before income taxes (Restated)	$(214,715)	$(208,669)

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Current
Federal	$—	$—
State	31	38
Foreign	178	26
Total current tax expense	$209	$64
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred tax expense	—	—
Total provision for income taxes	$209	$64

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Mark-to-market adjustments of Earnout and Earn Back Shares (Restated)	5.0%	0.0%
Executive compensation (Restated)	(4.3)%	0.0%
Valuation allowance (Restated)	(22.7)%	(22.9)%
Other (Restated)	0.9%	1.9%
Effective income tax rate	(0.1)%	0.0%

The effective tax rate is different than the U.S. statutory federal tax rate primarily due to foreign and state taxes, transaction costs, mark-to-market adjustments, and changes in the Company's full valuation allowance.

Deferred income taxes for the years ended December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating losses (Restated)	$284,411	$240,253
Other	22,994	8,986
Total deferred tax assets (Restated)	$307,405	$249,239
Deferred tax liabilities
Property and equipment, net	$(7,780)	$(2,903)
Other	(759)	(578)
Total deferred tax liabilities	$(8,539)	$(3,481)
Less: Valuation allowance (Restated)	(298,866)	(245,758)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had a full valuation allowance against its U.S. deferred tax assets and foreign deferred tax assets. The Company analyzed all sources of available income and determined there is not sufficient evidence to support the realizability of its deferred tax assets. The Company does not believe it is more likely than not to realize the benefits of the deferred assets. As of December 31, 2021, the Company had a valuation allowance of $219.1 million against its U.S.

deferred tax assets and a valuation allowance of $79.7 million against its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in future reporting periods and reduce the valuation allowance at such time as management believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $1.9 million, which expire if unused in 2037, and approximately $831.1 million with an indefinite carryforward period. As of December 31, 2021, the Company had U.S. state net operating loss carryforwards of approximately $536.8 million, which begin to expire in 2037. As of December 31, 2021, the Company has foreign net operating loss carryforwards of approximately $294.8 million in various jurisdictions with various expirations.

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

Note 9 — Accrued Expenses
The components of accrued expenses were as follows (in thousands):

	December 31,
	2021	2020
Accrued legal and regulatory expenses (Restated)	$11,787	$7,396
Accrued other (Restated)	19,641	11,276
Total accrued expenses (Restated)	$31,428	$18,672

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

Net loss per share was retroactively restated to reflect the application of the Business Combination. Net loss was adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020 (in thousands, except per share amounts):

	December 31,
	2021	2020
Numerator:
Net loss (Restated)	$(214,924)	$(208,733)
Adjustment to net loss attributable to common stockholders	(15,540)	—
Net loss attributable to common stockholders (Restated)	$(230,464)	$(208,733)
Denominator:
Basic and diluted weighted-average shares outstanding	84,261	37,367
Loss per share:
Basic and diluted loss per share (Restated)	$(2.74)	$(5.59)

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

The following table provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss from operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021				2020
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing (Restated)	$128,431	44,150	148	172,729	$53,208	22,198	39	75,445
Product sales	16,104	1,711	—	17,815	12,213	2,275	172	14,660
Total revenues (Restated)	144,535	45,861	148	190,544	65,421	24,473	211	90,105
Cost of sharing, exclusive of depreciation (Restated)	80,442	22,720	42	103,204	38,389	30,339	757	69,485
Cost of product sales	16,189	1,148	3	17,340	14,220	8,324	172	22,716
Depreciation on sharing vehicles	21,831	25,483	21	47,335	11,456	11,929	406	23,791
Gross margin (Restated)	$26,073	(3,490)	82	22,665	$1,356	(26,119)	(1,124)	(25,887)
Reconciling items:
Total expenses (Restated)				$237,380				$182,782
Loss before income taxes (Restated)				$(214,715)				$(208,669)

In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

Note 17 — Subsequent Events
Subsequent to the issuance of the Original Report, management identified factors which raise substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2022, the Company had $38.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of re-issuance of these consolidated financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Note 18 — Selected Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for each of the periods presented:

	March 31, 2021
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated
Prepaid expenses and other current assets	10,461	(651)	9,810
Total current assets	213,118	(651)	212,467
Total assets	444,755	(651)	444,104
Accrued expenses	17,703	(2,143)	15,560
Deferred revenue	43,911	5,919	49,830
Total current liabilities	107,608	3,776	111,384
Total liabilities	258,586	3,776	262,362
Accumulated other comprehensive income	10,680	(3,312)	7,368
Accumulated deficit	(1,041,907)	(1,115)	(1,043,022)
Total stockholders' deficit	(938,683)	(4,427)	(943,110)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	444,755	(651)	444,104

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	21,649	(1,423)	20,226	16,100	(193)	15,907
Total revenues	25,670	(1,423)	24,247	20,169	(193)	19,976
Gross margin	2,040	(1,423)	617	(16,540)	(193)	(16,733)
General and administrative	30,190	(811)	29,379	51,005	—	51,005
Total operating expenses	40,996	(811)	40,185	49,000	—	49,000
Loss from operations	(38,956)	(612)	(39,568)	(65,540)	(193)	(65,733)
Other expense, net	(35,652)	—	(35,652)	(2,756)	828	(1,928)
Loss before income taxes	(76,180)	(612)	(76,792)	(70,126)	635	(69,491)
Net loss	(76,200)	(612)	(76,812)	(70,210)	635	(69,575)
Net loss attributable to common stockholders, basic and diluted(1)	(1.69)	(0.01)	(1.70)	(2.31)	0.02	(2.29)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(76,200)	$(612)	$(76,812)	$(70,210)	$635	$(69,575)
Changes in assets and liabilities:
Deferred revenue	1,378	1,423	2,801	1,828	193	2,021
Accrued expenses and other current liabilities	(1,459)	(811)	(2,270)	13,095	—	13,095
Other liabilities	61	—	61	268	(828)	(560)
Net cash used in operating activities	(36,337)	—	(36,337)	(71,587)	—	(71,587)

	June 30, 2021
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated
Prepaid expenses and other current assets	18,463	(651)	17,812
Total current assets	144,005	(651)	143,354
Total assets	426,716	(651)	426,065
Accrued expenses	22,971	(943)	22,028
Deferred revenue	44,364	10,309	54,673
Total current liabilities	95,342	9,366	104,708
Total liabilities	241,628	9,366	250,994
Accumulated other comprehensive income	11,415	(3,312)	8,103
Accumulated deficit	(1,085,593)	(6,705)	(1,092,298)
Total stockholders' deficit	(986,661)	(10,017)	(996,678)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	426,716	(651)	426,065

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	56,638	(4,390)	52,248	9,641	(489)	9,152
Total revenues	60,044	(4,390)	55,654	10,329	(489)	9,840
Cost of sharing, exclusive of depreciation	29,331	1,200	30,531	8,409	—	8,409
Gross margin	15,739	(5,590)	10,149	(6,209)	(489)	(6,698)
Loss from operations	(26,000)	(5,590)	(31,590)	(48,824)	(489)	(49,313)
Other (expense) income, net	(14,462)	—	(14,462)	399	828	1,227
Loss before income taxes	(43,576)	(5,590)	(49,166)	(50,086)	339	(49,747)
Net loss	(43,686)	(5,590)	(49,276)	(50,089)	339	(49,750)
Loss per share attributable to common stockholders, basic and diluted(1)	(1.01)	(0.11)	(1.12)	(1.29)	0.01	(1.28)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	78,287	(5,813)	72,474	25,741	(682)	25,059
Total revenues	85,714	(5,813)	79,901	30,498	(682)	29,816
Cost of sharing, exclusive of depreciation	43,729	1,200	44,929	30,861	—	30,861
Gross margin	17,779	(7,013)	10,766	(22,749)	(682)	(23,431)
General and administrative	61,955	(811)	61,144	84,794	—	84,794
Total operating expenses	82,735	(811)	81,924	91,615	—	91,615
Loss from operations	(64,956)	(6,202)	(71,158)	(114,364)	(682)	(115,046)
Other expense, net	(50,114)	—	(50,114)	(2,357)	1,656	(701)
Loss before income taxes	(119,756)	(6,202)	(125,958)	(120,212)	974	(119,238)
Net loss	(119,886)	(6,202)	(126,088)	(120,299)	974	(119,325)
Net loss attributable to common shareholders, basic and diluted(1)	(2.67)	(0.12)	(2.79)	(3.62)	0.03	(3.59)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(119,886)	$(6,202)	$(126,088)	$(120,299)	$974	$(119,325)
Changes in assets and liabilities:
Deferred revenue	1,674	5,813	7,487	2,841	682	3,523
Accrued expenses and other current liabilities	8,342	389	8,731	(1,489)	—	(1,489)
Other liabilities	150	—	150	(232)	(1,656)	(1,888)
Net cash used in operating activities	(45,599)	—	(45,599)	(97,608)	—	(97,608)

	September 30, 2021
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated
Prepaid expenses and other current assets	18,755	(651)	18,104
Total current assets	98,657	(651)	98,006
Total assets	394,773	(651)	394,122
Deferred revenue	45,332	14,608	59,940
Total current liabilities	96,620	14,608	111,228
Total liabilities	246,661	14,608	261,269
Accumulated other comprehensive income	9,770	(3,312)	6,458
Accumulated deficit	(1,122,461)	(11,947)	(1,134,408)
Total stockholders' deficit	(1,028,577)	(15,259)	(1,043,836)
Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	394,773	(651)	394,122

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	64,027	(4,298)	59,729	33,579	(2,297)	31,282
Total revenues	65,406	(4,298)	61,108	40,185	(2,297)	37,888
Cost of sharing, exclusive of depreciation	33,312	943	34,255	24,517	—	24,517
Gross margin	13,463	(5,241)	8,222	1,081	(2,297)	(1,216)
Loss from operations	(26,570)	(5,241)	(31,811)	(44,740)	(2,297)	(47,037)
Other (expense) income, net	(9,993)	—	(9,993)	2,520	828	3,348
Loss before income taxes	(36,888)	(5,241)	(42,129)	(43,735)	(1,469)	(45,204)
Net loss	(36,868)	(5,241)	(42,109)	(43,795)	(1,469)	(45,264)
Loss per share attributable to common stockholders, basic and diluted(1)	(0.82)	(0.10)	(0.92)	(1.02)	(0.03)	(1.05)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	142,314	(10,112)	132,202	59,320	(2,980)	56,340
Total revenues	151,120	(10,112)	141,008	70,683	(2,980)	67,703
Cost of sharing, exclusive of depreciation	77,041	2,143	79,184	55,378	—	55,378
Gross margin	31,242	(12,255)	18,987	(21,668)	(2,980)	(24,648)
General and administrative	92,792	(811)	91,981	120,175	—	120,175
Total operating expenses	122,768	(811)	121,957	137,436	—	137,436
Loss from operations	(91,526)	(11,444)	(102,970)	(159,104)	(2,980)	(162,084)
Other (expense) income, net	(60,107)	—	(60,107)	163	2,484	2,647
Loss before income taxes	(156,644)	(11,444)	(168,088)	(163,947)	(496)	(164,443)
Net loss	(156,754)	(11,444)	(168,198)	(164,094)	(496)	(164,590)
Net loss per share attributable to common stockholders, basic and diluted(1)	(3.46)	(0.23)	(3.69)	(4.65)	(0.01)	(4.66)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(156,754)	$(11,444)	$(168,198)	$(164,094)	$(496)	$(164,590)
Changes in assets and liabilities:
Deferred revenue	2,793	10,112	12,905	5,647	2,980	8,627
Accrued expenses and other current liabilities	5,153	1,332	6,485	4,966	—	4,966
Other liabilities	(2,458)	—	(2,458)	(991)	(2,484)	(3,475)
Net cash used in operating activities	(66,353)	—	(66,353)	(108,383)	—	(108,383)

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	45,013	(4,486)	40,527	20,621	(1,516)	19,105
Total revenues	54,022	(4,486)	49,536	23,918	(1,516)	22,402
Cost of sharing, exclusive of depreciation	24,020	—	24,020	16,250	(2,143)	14,107
Gross margin	8,164	(4,486)	3,678	(1,866)	627	(1,239)
General and administrative	117,206	(651)	116,555	32,735	1,462	34,197
Total operating expenses	136,562	(651)	135,911	43,268	1,462	44,730
Loss from operations	(128,398)	(3,835)	(132,233)	(45,134)	(835)	(45,969)
Other income, net	89,980	(3,312)	86,668	2,471	828	3,299
Loss before income taxes	(39,480)	(7,147)	(46,627)	(44,219)	(7)	(44,226)
Net loss	(39,579)	(7,147)	(46,726)	(44,136)	(7)	(44,143)
Net loss per share attributable to common stockholders, basic and diluted(1)	(0.22)	(0.04)	(0.26)	(0.92)	—	(0.92)
(1)Weighted-average shares have been retroactively restated to give effect to the Business Combination.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of December 31, 2021 and 2020, our disclosure controls and procedures were not effective at a reasonable assurance level.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2020 and preparation of our condensed consolidated financial statements for the three months ended March 31, 2021, our management and auditors determined that material weaknesses existed in our internal control over financial reporting due to (i) ineffective controls to evaluate and review the accounting for equity and loss per share and (ii) limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the Company.

Remediation Measures
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

Additional Material Weakness

In connection with the preparation of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, we identified errors in our business system configuration that impacted the recognition of revenue on certain Rides for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. As described above, on November 11, 2022, the Audit Committee of our Board of Directors, after discussion with our management, concluded that our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein, should not be relied upon. In connection with the restatement of our financial statements for the foregoing periods, management identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020 related to the ineffective design of controls around our business systems and the lack of a review control to detect that our business systems failed to constrain revenue that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded.

Remediation Measures

We have identified and begun to implement several steps, as further described below, designed to remediate the foregoing material weakness and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively.
To remediate this material weakness, we are in the process of implementing appropriate analytical and review controls of our business systems to ensure revenue is not recorded when customers with insufficient preloaded wallet balances complete Rides for which the balance is uncollectible, including additional review of the wallet subledger for negative balances and additional review of failed payments in our business system configuration. Further, we are in the process of implementing controls to prevent customers from depleting their preloaded wallet balance below zero dollars during a Ride.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

This Form 10-K/A does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

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

Governance Documents

We believe that good corporate governance is important to ensure that Bird is managed for the long-term benefit of our stockholders. Our nominating and corporate governance committee periodically reviews and reassesses our Corporate Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our Investor Relations website, ir.bird.co, under the “Governance” section, or by writing to our Secretary at our offices at 392 NE 191st Street #20388, Miami, Florida. The information contained on our website is not incorporated by reference into this Form 10‑K/A.

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

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our Investor Relations website, ir.bird.co. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K. We granted no waivers under our Code of Business Conduct and Ethics in 2021. The information contained on our website is not incorporated by reference into this Form 10‑K/A.

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

(1) Amount reflects the aggregate grant-date fair market value of Restricted Earnout Shares (as defined below) and RSUs granted to the applicable named executive officer during the year ended December 31, 2021, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). See Note 12 of the audited consolidated financial statements included elsewhere in this Form 10-K/A for a discussion of the relevant assumptions used in calculating this amount.
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

In satisfaction of our obligations under the Business Combination Agreement, we granted awards of restricted shares of our Class A Common Stock to applicable equity award holders (including our named executive officers) under the 2021 Plan (the “Restricted Earnout Shares”). The Restricted Earnout Shares vest based on the attainment of applicable stock price goals set forth in the Business Combination Agreement during the Earnout Period (as defined elsewhere in this Form 10-K/A). These Restricted Earnout Shares are intended to replicate our (pre-closing) shareholders’ contingent right to receive certain “Earnout Shares” (as defined elsewhere in this Form 10-K/A) upon the achievement of same stock price goals during the Earnout Period.

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

*    Less than one percent
(1)The information provided in this table is based on the Company’s records, information supplied to the Company by its executive officers, directors, and principal shareholders, and information contained in Schedules 13D and 13G filed with the SEC.
(2)Pursuant to a Schedule 13G/A filed with the SEC on February 9, 2022, includes 12,583,322 shares held by Fidelity Blue Chip Growth Fund. This and other accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940 (as amended, the “Investment Company Act”), to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for each of the persons and entities identified in this footnote is 245 Summer Street, Boston, Massachusetts 02210.
(3)Pursuant to a Schedule 13D filed with the SEC on November 23, 2021, consists of (i) 20,769,528 shares of our Class A Common Stock held of record by Craft Ventures I, L.P.; (ii) 3,888,286 shares of our Class A Common Stock held of record by Craft Ventures I-A, L.P.; and (iii) 2,290,615 shares of our Class A Common Stock held of record by Craft Ventures I-B, L.P (collectively, the “Craft I Funds”). David Sacks, one of our directors, is a managing member of Craft Ventures GP I, LLC, which is the general partner of each of the Craft I Funds, and makes investment and voting decisions on behalf of the Craft I Funds. The address for each of the entities and persons identified in this footnote is 855 Front Street, San Francisco, California 94111.
(4)Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022, consists of (i) 11,019,943 shares of our Class A Common Stock held of record by Valor Bird Holdings, LLC; (ii) 2,100,939 shares of our Class A Common Stock held of record by Valor Bird Fund IV Grant Holdings LLC; (iii) 4,201,878 shares of our Class A Common Stock held of record by Valor Bird Fund V Grant Holdings LLC; (iv) 4,131,348 shares of our Class A Common Stock held of record by Valor Fund V Bird Holdings, L.P.; and (v) 820,860 shares of our Class A Common Stock held of record by Valor R&D Series LLC – Series CP, CY and EZ (collectively, the “Valor Bird Funds”). Valor Fund V Bird GP Holdings, LLC is the general partner of Valor Fund V Bird Holdings L.P. and Valor R&D Management LLC is the manager of Valor R&D Series LLC (Series CP, CY, & EZ). Valor Management L.P. is the managing member of Valor Equity Capital IV LLC, which is the general partner of Valor Equity Associates IV L.P., which, in turn, is the general partner of Valor Equity Partners IV L.P., which serves as the managing member of Valor Bird Fund IV Grant Holdings LLC. Valor Management L.P. is the managing member of Valor Equity Capital V LLC, which is the general partner of Valor Equity Associates V L.P., which, in turn, is the general partner of Valor Equity Partners V L.P., which serves as the managing member of Valor Bird Fund V Grant Holdings LLC. Decisions regarding the voting and disposition of the shares held by the Valor Bird Funds other than Valor R&D Series LLC (Series CP, CY, & EZ) are made through an investment committee at the Valor Equity Associates IV L.P. and Valor Equity Associates V L.P. level that consists of at least three individuals. By virtue of his role and various positions with the Valor Equity Partners entities named herein, Antonio

Gracias may be deemed to share beneficial ownership over the shares held of record by the Valor Bird Funds. Other than with respect to the shares held by Valor R&D Series LLC (Series CP, CY, & EZ), Mr. Gracias disclaims beneficial ownership of the shares held by the Valor Bird Funds for purposes of Sections 13(d) or 13(g) of the Exchange Act. The address for each of the persons and entities identified in this footnote is c/o Valor Equity Partners, 875 North Michigan Avenue, Suite 3214, Chicago, Illinois 60611.
(5)Pursuant to a Schedule 13D filed with the SEC on November 16, 2021, consists of (i) 2,912,224 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-B SPV, LLC; (ii) 1,664,017 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-C SPV, LLC; (iii) 871,048 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-C-1 SPV, LLC; (iv) 103,589 shares of our Class A Common Stock held of record by Goldcrest Capital Bird-D SPV, LLC; (v) 2,820,759 shares of our Class A Common Stock held of record by Goldcrest Capital II-A, LP, for itself and as nominee for Goldcrest Capital II-B, LP and Goldcrest Capital II-C, LP; (vi) 10,107,652 shares of our Class A Common Stock held of record by Goldcrest Capital QP, LP; and (vii) 1,172,450 shares of our Class A Common Stock held of record by Goldcrest Capital, LP. (collectively, the “Goldcrest Funds”). Daniel Friedland, one of our directors, and Adam Ross are the sole managing members or managers, as applicable, of each of the Goldcrest Funds. As a result, Messrs. Friedland and Ross may be deemed to share beneficial ownership of the shares of Class A Common Stock held of record by each of the Goldcrest Funds. The address for each of the persons and entities identified in this footnote is 5956 Sherry Lane, Suite 1818, Dallas, Texas 75225.
(6)Pursuant to a Schedule 13D filed with the SEC on November 15, 2021, consists of 5,685,761 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth Fund VII, L.P. (“GFVII”); (ii) 423,239 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth VII Principals Fund, L.P. (“GFVII PF”); (iii) 6,195,430 shares of our Class A Common Stock held of record by Sequoia Capital U.S. Growth Fund VIII, L.P. (“GFVIII”); (iv) 4,627,595 shares of our Class A Common Stock held of record by Sequoia Grove II, LLC (“Grove II”); and (v) 86,516 shares of our Class A Common Stock held of record by Sequoia Grove UK, L.P. (“Grove UK” and, together with Grove II, the “Grove Funds”). SC US (TTGP), Ltd. is (i) the general partner of SC U.S. Growth VII Management, L.P., which is the general partner of each of GFVII and GFVII PF (collectively, the “GFVII Funds”), and (ii) the general partner of SC U.S. Growth VIII Management, L.P., which is the general partner of GFVIII. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds and GFVIII include Roelof Botha, one of our directors. As a result, and by virtue of the relationships described in this paragraph, each such person may be deemed to share voting and dispositive power with respect to the shares held by the GFVII Funds, GFVIII, and the Grove Funds, as applicable. Sequoia Grove Manager, LLC is the manager of Grove II. As a result, Sequoia Grove Manager, LLC may be deemed to share beneficial ownership with respect to the shares held by Grove II. Mr. Botha expressly disclaims beneficial ownership of the shares held by the GFVII Funds, GFVIII, and the Grove Funds. The address for each of the persons and entities identified in this footnote is 2800 Sand Hill Road, Suite 101, Menlo Park, California 94025.
(7)Pursuant to a Schedule 13G/A filed with the SEC on February 9, 2022, NGP Switchback II, LLC is the record holder of the securities reported herein. Scott K. McNeill is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. James E. Mutrie, one of our directors, is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. As such, Messrs. McNeill and Mutrie may be deemed to have or share beneficial ownership of the securities held directly by NGP Switchback II, LLC. Messrs. McNeill and Mutrie disclaim any such beneficial ownership of such securities. Christopher G. Carter, Scott Gieselman, Sam Stoutner, and Philip J. Deutch are managers of NGP Switchback II, LLC. In addition, NGP ETP III Investments, LLC directly or indirectly owns a majority of the limited liability company interests of NGP Switchback II, LLC through its wholly owned subsidiary, NGP ETP III Investments, LLC, and NGP ETP III Investments, LLC’s majority owned subsidiary, NGP Energy Technology Partners III, LLC. NGP XII US Holdings, L.P. is the sole member of NGP ETP III Investments, LLC, NGP XII Holdings GP, L.L.C. is the sole general partner of NGP XII US Holdings, L.P., and NGP Natural Resources XII, L.P. is the sole member of NGP XII Holdings GP, L.L.C. G.F.W. Energy XII, L.P. is the sole general partner of NGP Natural Resources XII, L.P., and GFW XII, L.L.C. is the sole general partner of G.F.W. Energy XII, L.P. GFW XII, L.L.C. has delegated full power and authority to manage NGP XII US Holdings, L.P. to NGP Energy Capital Management, L.L.C. Christopher G. Carter, Craig Glick, and Jill Lampert serve on the Executive Committee of NGP Energy Capital Management, L.L.C. The address for each of the entities and persons identified in this footnote is 2850 N. Harwood Street, 19th Floor, Dallas, Texas 75201.
(8)Consists of (i) 34,534,930 shares of Class X Common Stock held by Mr. VanderZanden and (ii) 1,101,093 shares of Class A Common Stock issuable to Mr. VanderZanden upon the vesting of restricted stock units within 60 days of February 15, 2022. Shares of Class X Common Stock are convertible on a one-to-one basis into shares of Class A Common Stock at the option of the holder. Except as otherwise expressly provided in the Certificate of Incorporation or by applicable law, each holder of Class X Common Stockhas the right to 20 votes per share of Class X Common Stock outstanding and held of record by such holder.
(9)Consists of (i) 730,268 shares of Class A Common Stock held by Mr. Ling, (ii) 586,318 shares of Class A Common Stock issuable to Mr. Ling upon the vesting of restricted stock units within 60 days of February 15, 2022 and (iii) 885,786 shares of Class A Common Stock issuable to Mr. Ling upon the exercise of options exercisable within 60 days of February 15, 2022.
(10)Consists of (i) 70,854 shares of Class A Common Stock held by Mr. Rushforth, and (ii) 1,067,681 shares of Class A Common Stock issuable to Mr. Rushforth upon the exercise of options exercisable within 60 days of February 15, 2022.
(11)See footnote 6.
(12)Reflects holdings disclosed in footnote 5.
(13)Includes 54,166 shares held of record by Nathaniel Justin Kan Revocable Trust.
(14)Includes (i) 7,826,250 shares of Class A Common Stock and (ii) 6,550,000 shares of Class A Common Stock issuable upon exercise of warrants within 60 days, in each case, owned of record by NGP Switchback II, LLC, of which Mr. Mutrie may be deemed to have or share beneficial ownership. Mr. Mutrie disclaims any such beneficial ownership of such securities. See footnote 7.
(15)Reflects holdings disclosed in footnote 3.

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
3.Exhibits: The following is a list of exhibits filed as part of this Form 10-K/A:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/
		Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Business Combination Agreement, dated as of May 11, 2021, by and among Switchback II Corporation, Maverick Merger Sub Inc., Bird Rides, Inc., and Bird Global, Inc.	S-4	333-256187	2.1	05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	10/15/2021
4.1	Specimen Class A Common Stock Certificate of Bird Global, Inc.	S-4/A	333-256187	4.5	07/15/2021
4.2	Specimen Warrant Certificate of Bird Global, Inc.	S-4/A	333-256187	4.6	07/15/2021
4.3	Description of Capital Stock					*
10.1	Amended and Restated Registration Rights Agreement, dated November 4, 2021, by and among Bird Global, Inc., NGP Switchback II, LLC, and the other holders party thereto.	8-K	001-41019	10.1	11/09/2021
10.2	Form of Subscription Agreement.	8-K	001-39863	10.3	5/12/2021
10.3	Form of Indemnification Agreement.	8-K	001-41019	10.2	11/09/2021
10.4	Loan and Security Agreement, dated as of April 27, 2021, by and among Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, the persons from time to time party thereto as lenders, and MidCap Financial Trust, as administrative agent.	S-4	333-256187	10.16	05/14/2021
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

Item 16. Form 10-K/A Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIRD GLOBAL, INC.

Date: November 17, 2022	By:	/s/ Shane Torchiana
Shane Torchiana
Chief Executive Officer and President
(Principal Executive Officer)