Form 10-Q/A
period 2022-03-31
Bird Global, Inc.
filed 2022-11-18
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Bird Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2022 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

In connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. The error resulted in an overstatement of Sharing revenue of $2.6 million and $1.4 million in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, and an understatement of deferred revenue of $21.7 million and $19.1 million in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

On November 11, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with its management, concluded that the condensed consolidated financial statements included in the Original Report should be restated to reflect the impact of these errors and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Report should no longer be relied upon.

In connection with the misstatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in internal control over financial reporting related to the ineffective design of controls around our business systems that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the foregoing restatement. The following items have been amended to reflect the restatement:

•Forward-Looking Statements
•Part I, Item 1. Financial Statements
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-Q/A.

Except as described above and Note 13, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events, except as described in Note 13. Among other things, forward looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, other than the restatement and item described in Note 13. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatement is more fully described in Note 1 of the notes to the condensed consolidated financial statements included herein.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited, as restated)	4
	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited, as restated) and December 31, 2021 (audited, as restated)	5
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited, as restated)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) (as restated)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and 2021 (unaudited, as restated))	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited, as restated)	10
	Notes to Condensed Consolidated Financial Statements (unaudited, as restated)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures (as restated)	37

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

FORWARD-LOOKING STATEMENTS
This Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q/A may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” “would,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q/A include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, our ability to remediate the material weakness in our internal control over financial reporting, our ability to continue as a going concern, and our objectives for future operations.
The forward-looking statements in this Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: risks relating to the restatement of our consolidated financial statements; the potential impact of a material weakness in our internal control over financial reporting; the current macroeconomic environment, including as a result of the ongoing COVID-19 pandemic, labor and inflationary pressures, and rising interest rates, on our business, financial condition, and results of operations; our ability to cure our New York Stock Exchange (“NYSE”) price deficiency and meet the continued listing requirements of the NYSE; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings to which we are regularly subject; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, in relation to any expansion by us into international markets; risks related to the impact of impairment of our long-lived assets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 Form 10-K/A”) and described from time to time in our future reports filed with the SEC. The forward-looking statements in this Form 10-Q/A are based upon information available to us as of the date of this Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Form 10-Q/A and the documents that we reference in this Form 10-Q/A and have filed as exhibits to this Form 10-Q/A with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q/A. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q/A, whether as a result of any new information, future events or otherwise.
Unless the context otherwise requires, all references in this Form 10-Q/A to the “Company,” “we,” “us,” “our,” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited) (As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$35,026	$128,556
Restricted cash and cash equivalents—current	33,834	30,142
Accounts receivable, net	9,885	8,397
Inventory, net	23,262	28,242
Prepaid expenses and other current assets	58,052	33,778
Total current assets	160,059	229,115
Restricted cash and cash equivalents—non current	1,487	1,203
Property and equipment, net	1,315	1,526
Vehicle deposits	104,313	117,071
Vehicles, net	173,184	118,949
Goodwill	118,911	121,169
Other assets	7,780	8,228
Total assets	$567,049	$597,261
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,294	$5,002
Accrued expenses	34,471	31,428
Deferred revenue	64,454	62,439
Notes payable	68,607	49,094
Other current liabilities	5,978	5,089
Total current liabilities	181,804	153,052
Derivative liabilities	27,549	136,196
Other liabilities	5,720	6,282
Total liabilities	215,073	295,530
Commitments and contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 240,141,898 and 238,089,017 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of March 31, 2022 and December 31, 2021	27	27
Additional paid-in capital	1,522,270	1,475,300
Accumulated other comprehensive income	3,065	7,538
Accumulated deficit	(1,173,386)	(1,181,134)
Total stockholders’ equity	351,976	301,731
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$567,049	$597,261
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended March 31,
	2022	2021
	(Restated)	(Restated)
Revenues:
Sharing	30,974	20,226
Product sales	4,401	4,021
Total revenues	35,375	24,247
Cost of sharing, exclusive of depreciation	21,386	14,398
Cost of product sales	4,229	4,215
Depreciation on sharing vehicles	8,940	5,017
Gross margin	820	617
Other operating expenses:
General and administrative (including stock-based compensation expense of $44.7 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively)	84,650	29,379
Selling and marketing (including stock-based compensation expense of $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively)	5,051	3,507
Research and development (including stock-based compensation expense of $3.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively)	10,513	7,299
Total operating expenses	100,214	40,185
Loss from operations	(99,394)	(39,568)
Interest expense, net	(1,401)	(1,572)
Other income (expense), net	108,580	(35,652)
Income (loss) before income taxes	7,785	(76,792)
Provision for income taxes	37	20
Net income (loss)	7,748	(76,812)

Earnings (loss) per share attributable to common stockholders
Basic	$0.03	$(1.70)
Diluted	$0.03	$(1.70)
Weighted-average shares of common stock outstanding: (2)
Basic	269,825,019	46,420,222
Diluted	280,949,068	46,420,222
(1)Weighted-average shares outstanding have been retroactively restated for the quarter ended March 31, 2021 to give effect to the Business Combination
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
	(Restated)	(Restated)
Net income (loss)	$7,748	$(76,812)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(4,473)	(2,325)
Other comprehensive loss	(4,473)	(2,325)
Total comprehensive income (loss)	$3,275	$(79,137)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020 (1) (As Restated)	135,225,157	$1,044,282	—	$—	—	$—	3,993,432	—	47,713,169	—	$92,654	$9,693	$(966,210)	$(863,863)
Net loss (Restated)													(76,812)	(76,812)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,592,693	—	435			435
Vesting of Common Stock									1,951,826	—				—
Stock-based compensation expense											1,485			1,485
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)		(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					19,833,612	80,570					(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)
Balance at March 31, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	19,833,612	$80,570	3,993,432	$—	51,257,688	$—	$92,544	$7,368	$(1,043,022)	$(943,110)
(1)Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021 (As Restated)	272,623,947	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income (Restated)					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022 (As Restated)	274,676,828	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
	(Restated)	(Restated)
Cash flows from operating activities
Net income (loss)	$7,748	$(76,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(108,646)	31,504
Depreciation and amortization	9,512	6,087
Non-cash vehicle expenses	2,557	1,383
Stock-based compensation expense	48,704	1,485
Amortization of debt issuance costs and discounts	352	808
Bad debt expense	20	502
Other	278	(331)
Changes in assets and liabilities:
Accounts receivable	(1,509)	243
Inventory	3,323	3,015
Prepaid expenses and other current assets	(13,814)	(2,397)
Other assets	63	15
Accounts payable	3,329	(2,431)
Deferred revenue	2,129	2,801
Accrued expenses and other current liabilities	3,952	(2,270)
Other liabilities	(563)	61
Net cash used in operating activities	(42,565)	(36,337)
Cash flows from investing activities
Purchases of property and equipment	(251)	(66)
Purchases of vehicles	(63,364)	(12,117)
Net cash used in investing activities	(63,615)	(12,183)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	23,716	—
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	187,781
Payment for taxes related to net share settlement	(1,903)	—
Proceeds from the issuance of common stock	169	435
Debt repayments	(4,353)	—
Net cash provided by financing activities	17,629	188,216
Effect of exchange rate changes on cash	(1,003)	5,360
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(89,554)	145,056
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767
End of period	$70,347	$198,823
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	35,026	182,134
Restricted cash and cash equivalents	35,321	16,689
Total cash and cash equivalents and restricted cash and cash equivalents	$70,347	$198,823
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Organization and Summary of Significant Accounting Policies
Company Overview
Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird”, the “Company”, “our”, or “we”) was incorporated in Delaware on May 4, 2021 as a wholly owned subsidiary of Bird Rides, Inc. (“Bird Rides”). Bird Global was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement” and the transaction contemplated thereby, the "Business Combination"), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global.

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (the "2021 Form 10-K/A"). All intercompany balances and transactions are eliminated upon consolidation.
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
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the Company's condensed consolidated financial statements.
Restatement of Condensed Consolidated Financial Statements
In connection with the preparation of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for certain customers with insufficient preloaded "wallet" balances, the Company's business systems recorded revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. The error resulted in an overstatement of Sharing revenue in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, and an understatement of deferred revenue in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company also corrected certain other previously identified immaterial errors included in the financial statements as of and for the three months ended March 31, 2021 and 2020, and as of and for the year ended December 31, 2020, as disclosed in the 2021 Form 10-K/A.

Impact of Restatement

See below for a reconciliation from the previously reported to the restated amounts as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. The previously reported amounts were derived from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed with the SEC on May 15, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. Also included in the amounts labeled “Restatement Adjustment” are the correction of certain other previously identified immaterial errors as of and for the three months ended March 31, 2021 and 2020, and as of and for the year ended December 31, 2020.

The correction of this misstatement resulted in a decrease in Sharing revenue of $2.6 million and $1.4 million in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, and an increase in deferred revenue of $21.7 million and $19.1 million in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021:

	March 31, 2022			December 31, 2021
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Deferred revenue	42,757	21,697	64,454	43,345	19,094	62,439
Total current liabilities	160,107	21,697	181,804	133,958	19,094	153,052
Total liabilities	193,376	21,697	215,073	276,436	19,094	295,530
Accumulated deficit	(1,151,689)	(21,697)	(1,173,386)	(1,162,040)	(19,094)	(1,181,134)
Total stockholders' equity	373,673	(21,697)	351,976	320,825	(19,094)	301,731

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	33,577	(2,603)	30,974	21,649	(1,423)	20,226
Total revenues	37,978	(2,603)	35,375	25,670	(1,423)	24,247
Total gross margin	3,423	(2,603)	820	2,040	(1,423)	617
General and administrative	84,650	—	84,650	30,190	(811)	29,379
Total operating expenses	100,214	—	100,214	40,996	(811)	40,185
Loss from operations	(96,791)	(2,603)	(99,394)	(38,956)	(612)	(39,568)
Income (loss) before income taxes	10,388	(2,603)	7,785	(76,180)	(612)	(76,792)
Net income (loss)	10,351	(2,603)	7,748	(76,200)	(612)	(76,812)
Earnings (loss) per share attributable to common stockholders, basic and diluted	0.04	(0.01)	0.03	(1.69)	(0.01)	(1.70)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Consolidated Statements of Comprehensive Loss	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net income (loss)	10,351	(2,603)	7,748	(76,200)	(612)	(76,812)
Total comprehensive loss, net of tax	5,878	(2,603)	3,275	(78,525)	(612)	(79,137)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net income (loss)	10,351	(2,603)	7,748	(76,200)	(612)	(76,812)
Accumulated other comprehensive income	3,065	—	3,065	10,680	(3,312)	7,368
Accumulated deficit	(1,151,689)	(21,697)	(1,173,386)	(1,041,907)	(1,115)	(1,043,022)
Total stockholders' equity	373,673	(21,697)	351,976	(938,683)	(4,427)	(943,110)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Condensed Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net income (loss)	10,351	(2,603)	7,748	(76,200)	(612)	(76,812)
Changes in assets and liabilities:
Deferred revenue	(474)	2,603	2,129	1,378	1,423	2,801
Accrued expenses and other current liabilities	3,952	—	3,952	(1,459)	(811)	(2,270)
Net cash used in operating activities	(42,565)	—	(42,565)	(36,337)	—	(36,337)

The remainder of the notes to the Company’s condensed consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

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
Derivatives Liabilities
In connection with the execution of the Business Combination Agreement, the Company designated 30.0 million shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or a restricted stock unit (“RSU”) of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The “Earnout Triggering Events” are tied to the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the New York Stock Exchange ("NYSE") for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
NGP Switchback II, LLC and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 2.0 million shares of Class A Common Stock held by them (the “Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of the Company's Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
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
Note 6 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.48% and (0.03)% for the three months ended March 31, 2022 and 2021, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against the Company's U.S. deferred tax assets and majority of foreign deferred tax assets. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of the Company's deferred tax assets will be realized by way of expected future taxable income.

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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, the European Union, and Israel up to a sub-limit of $50 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. As of March 31, 2022, the Company had $77.0 million of availability under the Vehicle Financing Facility.
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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) (Restated)	$7,748	$(76,812)
Adjustments to net income (loss)	—	(2,030)
Net income (loss) attributable to common stockholders (Restated)	$7,748	$(78,842)
Denominator:
Weighted-average shares outstanding	269,825	46,420
Earnings (loss) per share:
Basic earnings (loss) per share (Restated)	$0.03	$(1.70)

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) (Restated)	$7,748	$(76,812)
Adjustments to net income (loss)	—	(2,030)
Net income (loss) attributable to common stockholders (Restated)	$7,748	$(78,842)
Denominator:
Weighted-average shares outstanding	269,825	46,420
Stock options	10,608	—
RSUs	516	—
Diluted weighted-average number of shares	280,949	46,420
Earnings (loss) per share:
Diluted earnings (loss) per share (Restated)	$0.03	$(1.70)

The following outstanding securities were excluded from the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2022	2021
Redeemable Convertible Senior Preferred Stock	—	19,834
Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock	—	135,225
Founders Convertible Preferred Stock	—	3,993
Unvested shares of Common Stock	—	3,290
Stock options	1,007	15,448
RSUs	25,740	—
Management Award RSUs	29,073	—
Warrants to purchase Redeemable Convertible Prime Preferred Stock	—	94
Warrants to purchase Redeemable Convertible Senior Preferred Stock	—	5,180
Warrants to purchase Class A Common Stock	12,935	—
Contingently issuable shares	1,977	—
Total	70,732	183,064
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

Segment	Description
North America	Includes Canada and the United States
Europe, Middle East and Africa (EMEA)	Includes all countries within the European Union, United Kingdom, and all countries within the Middle East
Other	Includes South America, China, Mexico, Australia, New Zealand, and Japan
The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenue less cost of revenue, exclusive of depreciation, and depreciation on Sharing vehicles.

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing (Restated)	$22,389	8,479	106	30,974	$16,744	3,482	—	20,226
Product sales	4,234	167	—	4,401	3,831	190	—	4,021
Total revenues (Restated)	26,623	8,646	106	35,375	20,575	3,672	—	24,247
Cost of sharing, exclusive of depreciation (Restated)	13,794	7,551	41	21,386	12,531	1,867	—	14,398
Cost of product sales	4,178	51	—	4,229	4,067	148	—	4,215
Depreciation on sharing vehicles	4,704	4,213	23	8,940	2,353	2,664	—	5,017
Gross margin (Restated)	$3,947	(3,169)	42	820	$1,624	(1,007)	—	617
Reconciling items:
Total expenses (Restated)				$(6,965)				$77,409
Loss before income taxes (Restated)				$7,785				$(76,792)
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

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to Yorkville up to $100.0 million of its shares of Class A Common Stock at any time during the 36 months following the execution of the Purchase Agreement, subject to the terms of the Purchase Agreement. To request a purchase, the Company would submit an advance notice to Yorkville specifying the number of shares it intends to sell to Yorkville. At the Company’s option, the shares would be purchased by Yorkville at a price of either (i) 97% of the average of the VWAP (as defined below) on each of the three consecutive trading days commencing on the notice date (an “Option 1 Advance”) or (ii) 97% of the closing VWAP (as defined below) on the effective date of the advance notice (an “Option 2 Advance”); in each case, with the sale occurring following the applicable pricing period. The Company may also specify a certain minimum acceptable price per share in each sale that it requests under the Purchase Agreement (an “Advance”). “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Class A Common Stock for such date on the NYSE as reported by Bloomberg L.P. during regular trading hours. Each Advance may be for a number of shares of Class A Common Stock with an aggregate value of up to $20.0 million, subject to certain volume limitations and other conditions set forth below. Except as otherwise may be agreed by the Company and Yorkville, each Option 1 Advance and Option 2 Advance would be further limited to 150% or 50%, respectively, of the average trading volume during the three trading days preceding the Advance notice. In no event is Yorkville obligated to purchase any shares that would result in it owning more than 4.99% of the then-outstanding shares of Class A Common Stock. Moreover, under the applicable NYSE rules, in no event will the Company issue to Yorkville shares that, in the aggregate, would exceed 19.99% of the Company’s outstanding common stock as of the date of the Purchase Agreement (the “Exchange Cap”) unless the Company has received stockholder approval for such issuance or such issuance is otherwise permitted by applicable NYSE rules.

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

Subsequent to the issuance of the Original Report, management identified factors which raise substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2022, the Company had $38.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of re-issuance of these consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A, as well as our audited annual consolidated financial statements and related notes as disclosed in our 2021 Form 10-K/A. This discussion reflects the historical results of operations and financial position of Bird and its subsidiaries prior to the Business Combination (defined below). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K/A.
Restatement of Previously Issued Financial Statements
The following information has been adjusted to reflect the restatement of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 1 of the notes to the condensed consolidated financial statements included herein.
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
Key Factors Affecting our Performance

There have been no material changes to the “Key Factors Affecting our Performance” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K/A. Our financial position and results of operations depend on those factors to a significant extent.

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(Restated)	(Restated)
	(in thousands, except percentages)
Revenues:
Sharing	$30,974	$20,226	$10,748	53.1%
Product sales	4,401	4,021	380	9.5
Total revenues	35,375	24,247	11,128	45.9
Cost of sharing, exclusive of depreciation	21,386	14,398	(6,988)	(48.5)
Cost of product sales	4,229	4,215	(14)	(0.3)
Depreciation on sharing vehicles	8,940	5,017	(3,923)	(78.2)
Gross margin	820	617	203	32.8
Other operating expenses: (1)
General and administrative	84,650	29,379	(55,271)	(188.1)
Selling and marketing	5,051	3,507	(1,544)	(44.0)
Research and development	10,513	7,299	(3,214)	(44.0)
Total operating expenses	100,214	40,185	(60,029)	(149.4)
Loss from operations	(99,394)	(39,568)	(59,826)	(151.2)
Interest expense, net	(1,401)	(1,572)	171	10.9
Other income (expense), net	108,580	(35,652)	144,232	404.6
Income (loss) before income taxes	7,785	(76,792)	84,577	110.1
Provision for income taxes	37	20	(17)	(85.0)
Net income (loss)	$7,748	(76,812)	$84,560	110.1%

(1)Includes stock-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
General and administrative	44,678	1,104
Sales and marketing	841	179
Research and development	3,185	202
Total	$48,704	$1,485

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
	(Restated)	(Restated)
Revenue	100.0%	100.0%
Cost of sharing, exclusive of depreciation	60.5	59.4
Cost of product sales	12.0	17.4
Depreciation on sharing vehicles	25.3	20.7
Gross margin	2.3	2.5
Other operating expenses:
General and administrative	239.3	121.2
Selling and marketing	14.3	14.5
Research and development	29.7	30.1
Total operating expenses	283.3	165.7
Loss from operations	(281.0)	(163.2)
Interest expense, net	(4.0)	(6.5)
Other income (expense), net	306.9	(147.0)
Income (loss) before income taxes	22.0	(316.7)
Provision for income taxes	0.1	0.1
Net income (loss)	21.9%	(316.8)%
Sharing Revenue
Sharing revenue increased by $10.7 million, or 53.1%, for the three months ended March 31, 2022, as compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (defined below).
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

General and Administrative Expenses
General and administrative expenses increased by $55.3 million, or 188.1%, for the three months ended March 31, 2022, compared to the same period last year. The increase was primarily driven by increases of $48.3 million in personnel expenses, $2.9 million in professional services expenses, $2.3 million in off-site storage and logistics expenses, and $0.9 million in business insurance expenses. Personnel expenses consist of increases of $43.6 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $4.7 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
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

	Three Months Ended March 31,
	2022	2021
	(in millions, except as otherwise noted)
Operating Metrics
Rides	7.3	4.4
Average Rides per Deployed Vehicles per Day (x)	1.0x	1.1x
Average Deployed Vehicles (in thousands)	78.9	47.0
Gross Transaction Value (Restated)	$43.1	$31.3
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation) (Restated)	$10.4	$6.4
% of Sharing Revenue (Restated)	34%	32%
Ride Profit (after Vehicle Depreciation) (Restated)	$1.2	$0.8
% of Sharing Revenue (Restated)	4%	4%
Adjusted EBITDA (Restated)	$(39.4)	$(30.1)
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

The following table presents a breakdown of our calculation of GTV:

	Three Months Ended March 31,
	2022	2021
(in millions)
Revenue (Restated)	35.4	24.2
Contra Revenue (Restated)	5.7	4.7
Platform Adjustment (1)	2.1	2.3
Gross Transaction Value	43.1	31.3
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in millions)
Gross margin (Restated)	0.8	0.6
Vehicle depreciation (1)	9.2	5.6
Vehicle count adjustments (2)	0.6	(0.2)
Product Sales division (3)	(0.2)	0.3
Ride Profit (before Vehicle Depreciation) (Restated)	10.4	6.4
Vehicle depreciation (1)	(9.2)	(5.6)
Ride Profit (after Vehicle Depreciation) (Restated)	1.2	0.8

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(in millions)
Net income (loss) (Restated)	7.7	(76.8)
Interest expense, net	1.4	1.6
Provision for income taxes	0.0	0.0
Depreciation and amortization (1)	9.8	6.9
Vehicle count adjustments	0.6	(0.2)
Stock-based compensation expense	48.7	1.5
Tariff refunds	—	—
Other (income) expense, net	(108.6)	35.7
Legal settlements and reserves	0.9	1.2
Other non-recurring, non-cash, or non-core items	—	—
Adjusted EBITDA (Restated)	(39.4)	(30.1)

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
In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement, which among other things, permits borrowings in respect of scooters located in the United Kingdom, the European Union, and Israel up to a sub-limit of $50 million (the “EMEA Loans”) , in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes.
Additionally, on May 12, 2022, we entered into the Purchase Agreement with Yorkville whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of shares of Class A common stock at our request during the 36 months following the execution of the Purchase Agreement, subject to certain conditions. Pursuant to the Purchase Agreement, within five business days after the filing of the registration statement and subject to certain conditions, including with respect to our VWAP for the immediately preceding five-day period, we may request a Pre-Advance Loan from Yorkville of up to $21.0 million pursuant to the terms and conditions set forth in the Purchase Agreement. The Pre-Advance Loan will be evidenced by the Promissory Note, which will mature on the six- or seven-

month anniversary of the Pre-Advance Loan, at our option. The Promissory Note accrues interest at a rate of 0%, but will be issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the second or third month, at our option, following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium.

We believe that our sources of funding and available borrowing capacity under the Vehicle Financing Facility and ability to borrow the Pre-Advance Loan and issue shares of Class A common stock under the Purchase Agreement, will be sufficient to satisfy our currently anticipated cash requirements, including working capital requirements, capital expenditures, debt service, and other liquidity requirements, through at least the next 12 months from the date of this Form 10-Q/A.
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
Operating Activities
Net cash used in operating activities was $42.6 million for the three months ended March 31, 2022, primarily consisting of $108.6 million in issuance of and mark-to-market adjustments of derivative liabilities and $3.1 million related to changes in working capital, offset by $48.7 million of stock-based compensation expense, $9.5 million in depreciation and amortization, and $7.7 million of net income. The cash used in working capital was largely driven by increases in accounts receivable and prepaid expenses and other current assets, offset by a decrease in deferred revenue and inventory and increases in accounts payable and accrued expenses and other current liabilities.
Net cash used in operating activities was $36.3 million for the three months ended March 31, 2021, primarily consisting of $76.8 million of net loss and $1.0 million related to changes in working capital, offset by $31.5 million in issuance of and mark-to-market adjustments of derivative liabilities, $6.1 million in depreciation and amortization, $1.5 million of stock-based compensation expense, and $1.4 million of non-cash vehicle expenses. The cash used in working capital was largely driven by an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses and other current assets, offset by decreases in inventory and deferred revenue.

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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2021 Form 10-K/A.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2021 Form 10-K/A and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q/A. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K/A.
Recent Accounting Pronouncements
Refer to Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q/A for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.

Material Weakness

As disclosed in our 2021 Form 10-K/A, in connection with the preparation of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, we identified errors in our business system configuration that impacted the recognition of revenue on certain Rides for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. On November 11, 2022, the Audit Committee of our Board of Directors, after discussion with our management, concluded that (i) our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein and (ii) our condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022 should not be relied upon. In connection with the restatement of our financial statements for the foregoing periods, management identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020 and March 31, 2022 related to the ineffective design of controls around our business systems and the lack of a review control to detect that our business systems failed to constrain revenue that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded.

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
In order to remediate this material weakness, we are in the process of implementing appropriate analytical and review controls of our business systems to ensure revenue is not recorded when customers with insufficient preloaded wallet balances complete Rides for which the balance is uncollectible, including additional review of the wallet subledger for negative balances and additional review of failed payments in our business system configuration. Further, we are in the process of implementing controls to prevent customers from depleting their preloaded wallet balance below zero dollars during a Ride.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, our management may decide to take additional measures to address the material weakness or modify the remediation steps described above. The material weakness cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K/A. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Form 10-Q/A. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K/A.
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

Item 6. Exhibits.

		Incorporated by Reference					Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021 by and among Switchback, Merger Sub, Bird Holdings and Bird Global	S-4	333-256187	2.1		05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-360893	4.1		11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2		11/15/2021
10.1	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022	8-K	001-41019	99.1		04/13/2022
10.2	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022	8-K	001-41019	99.2	0	04/13/2022
10.3	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022						*
10.4	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022						*
10.5	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.						*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).						*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).						*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.						**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.						**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.						*
101.SCH	Inline XBRL Taxonomy Extension Schema Document						*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
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