Form 10-Q/A
period 2022-06-30
Bird Global, Inc.
filed 2022-11-18
CIK 1861449

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

EXPLANATORY NOTE

Bird Global, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate its condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Report”). This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

In connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. The error resulted in an overstatement of Sharing revenue of $9.9 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and $12.5 million and $5.8 million in the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively, and an understatement of deferred revenue of $31.6 million and $19.1 million in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

In connection with the misstatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness in internal control over financial reporting related to the ineffective design of controls around our business systems that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. For a discussion of management’s evaluation of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

Except as described above and in Note 13, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events, except as described in Note 13. Among other things, forward looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, other than the restatement and the item described in Note 13. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	June 30, 2022	December 31, 2021
	(Unaudited) (As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$57,140	$128,556
Restricted cash and cash equivalents—current	46,399	30,142
Accounts receivable, net	4,704	8,397
Inventory, net	5,475	28,242
Prepaid expenses and other current assets	27,825	33,778
Total current assets	141,543	229,115
Restricted cash and cash equivalents—non current	1,566	1,203
Vehicle deposits	61,516	117,071
Vehicles, net	118,570	118,949
Goodwill	—	121,169
Other assets	8,124	9,754
Total assets	$331,319	$597,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,881	$5,002
Accrued expenses	42,199	31,428
Deferred revenue	69,171	62,439
Notes payable	124,786	49,094
Other current liabilities	8,659	5,089
Total current liabilities	261,696	153,052
Derivative liabilities	1,260	136,196
Other liabilities	4,579	6,282
Total liabilities	267,535	295,530
Commitments and contingencies
Stockholders’ Equity
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 245,910,621 and 238,089,017 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of June 30, 2022 and December 31, 2021	28	27
Additional paid-in capital	1,565,957	1,475,300
Accumulated other comprehensive (loss) income	(8,498)	7,538
Accumulated deficit	(1,493,703)	(1,181,134)
Total stockholders’ equity	63,784	301,731
Total liabilities and stockholders’ equity	$331,319	$597,261
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Sharing	62,498	52,248	$93,471	72,474
Product sales	4,267	3,406	$8,668	7,427
Total revenues	66,765	55,654	102,139	79,901
Cost of revenues:
Cost of sharing, exclusive of depreciation	34,086	30,531	55,472	44,929
Depreciation on sharing vehicles	18,424	11,541	27,364	16,558
Cost of product sales	5,728	3,433	9,957	7,648
Impairment of product sales inventory	31,769	—	31,769	—
Total cost of revenues	90,007	45,505	124,562	69,135
Gross margin:
Sharing	9,988	10,176	10,635	10,987
Product sales	(33,230)	(27)	(33,058)	(221)
Total gross margin	(23,242)	10,149	(22,423)	10,766
Other operating expenses: (1)
General and administrative	84,393	31,765	169,043	61,144
Selling and marketing	5,359	3,981	10,410	7,488
Research and development	12,324	5,993	22,837	13,292
Impairment of assets	215,822	—	215,822	—
Total operating expenses	317,898	41,739	418,112	81,924
Loss from operations	(341,140)	(31,590)	(440,535)	(71,158)
Interest expense, net	(2,610)	(3,114)	(4,011)	(4,686)
Other income (expense), net	23,518	(14,462)	132,098	(50,114)
Loss before income taxes	(320,232)	(49,166)	(312,448)	(125,958)
Provision for income taxes	84	110	121	130
Net loss	(320,316)	(49,276)	(312,569)	(126,088)
Loss per share attributable to common stockholders, basic and diluted	$(1.18)	$(1.12)	$(1.15)	$(2.79)
Weighted-average shares of common stock, basic and diluted (2)	272,017,438	49,723,885	270,927,285	48,114,106
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	38,433	989	83,111	2,093
Sales and marketing	625	102	1,466	281
Research and development	4,592	192	7,777	394
Stock-based compensation expense	$43,650	$1,283	$92,354	$2,768
(1)Weighted-average shares outstanding have been retroactively restated for the three and six months ended June 30, 2021 to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(320,316)	$(49,276)	(312,569)	$(126,088)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(11,563)	735	(16,036)	(1,590)
Other comprehensive (loss) income	(11,563)	735	(16,036)	(1,590)
Total comprehensive loss	$(331,879)	$(48,541)	(328,605)	$(127,678)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020 (1) (As Restated)	135,225,157	$1,044,282	—	$—	—	$—	3,993,432	—	47,713,169	—	$92,654	$9,693	$(966,210)	$(863,863)
Net loss (Restated)													(76,812)	(76,812)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,592,693	—	435			435
Vesting of Common Stock									1,951,826	—				—
Stock-based compensation expense											1,485			1,485
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)		(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					19,833,612	80,570					(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)
Balance at March 31, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	19,833,612	$80,570	3,993,432	$—	51,257,688	$—	$92,544	$7,368	$(1,043,022)	$(943,110)
Net loss (Restated)													(49,276)	(49,276)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,322,254	—	18			18
Vesting of Common Stock									1,951,825	—				—
Stock-based compensation expense											1,283			1,283
Conversion of Redeemable Convertible Preferred Stock to Common Stock														—
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock														—
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					5,880,074	46,897					(6,328)			(6,328)
Foreign currency translation adjustment												735		735
Balance at Balance at June 30, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	25,713,687	$127,467	3,993,432	$—	54,531,766	$—	$87,517	$8,103	$(1,092,298)	$(996,678)
(1)Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021 (As Restated)	272,623,947	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income (Restated)					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022 (As Restated)	274,676,828	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
Net loss (Restated)					$(320,316)	$(320,316)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	228,696	—	88			88
Issuance of Common Stock through settlement of restricted stock units	5,612,054	1				1
Shares of Common Stock withheld related to net share settlement	(144,428)	—	(108)			(108)
Issuance of Commitment Fee Shares	72,401	—	56			56
Stock-based compensation expense			$43,650			$43,650
Foreign currency translation adjustment				$(11,563)		$(11,563)
Balance at June 30, 2022 (As Restated)	280,445,551	$28	$1,565,956	$(8,498)	$(1,493,703)	$63,784
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
	(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(312,569)	$(126,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(134,936)	47,259
Impairment of assets	215,822	—
Impairment of product sales inventory	31,769	—
Depreciation and amortization	28,829	18,616
Non-cash vehicle expenses	7,160	(195)
Stock-based compensation expense	92,354	2,768
Loss on extinguishment of debt	—	2,304
Amortization of debt issuance costs and discounts	1,127	1,180
Bad debt expense	4,898	910
Other	(779)	(739)
Changes in assets and liabilities:
Accounts receivable	(1,223)	1,022
Inventory	7,725	4,044
Prepaid expenses and other current assets	(13,332)	(8,628)
Other assets	267	(83)
Accounts payable	11,642	(4,337)
Deferred revenue	6,106	7,487
Accrued expenses and other current liabilities	9,703	8,731
Other liabilities	(1,703)	150
Net cash used in operating activities	(47,141)	(45,599)
Cash flows from investing activities
Purchases of property and equipment	(430)	(66)
Purchases of vehicles	(82,883)	(71,313)
Net cash used in investing activities	(83,313)	(71,379)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	95,365	9,152
Debt repayments	(21,452)	(33,550)
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	207,814
Payment for settlements of warrants	—	(600)
Payment for taxes related to net share settlement	(2,011)	—
Proceeds from the issuance of common stock	258	453
Net cash provided by financing activities	72,160	183,269
Effect of exchange rate changes on cash	3,498	3,832
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(54,796)	70,123
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767
End of period	$105,105	$123,890
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	57,140	101,340
Restricted cash and cash equivalents	47,965	22,550
Total cash and cash equivalents and restricted cash and cash equivalents	$105,105	$123,890

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021. All intercompany balances and transactions are eliminated upon consolidation.
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
Restatement of Condensed Consolidated Financial Statements
In connection with the preparation of the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2022, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for certain customers with insufficient preloaded "wallet" balances, the Company's business systems recorded revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. The error resulted in an overstatement of Sharing revenue in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, and an understatement of deferred revenue in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company also corrected certain other previously identified immaterial errors included in the financial statements as of and for the three and six months ended June 30, 2021 and 2020, and as of and for the year ended December 31, 2020, as disclosed in the 2021 Form 10-K/A.

Impact of Restatement

See below for a reconciliation from the previously reported amounts to the restated amounts as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021. The previously reported amounts were derived from the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2022 filed with the SEC on August 15, 2022 (the “Original Report”). These amounts are labeled as “As Previously Reported” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement described above. Also included in the amounts labeled “Restatement Adjustment” are the correction of certain other previously identified immaterial errors as of and for the three and six months ended June 30, 2021 and 2020, and as of and for the year ended December 31, 2020.

The correction of this misstatement resulted in a decrease in Sharing revenue of $9.9 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and $12.5 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively, in the condensed consolidated statements of operations, and an increase in deferred revenue of $31.6 million and $19.1 million in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The following presents a reconciliation of the impacted financial statement line items as previously reported to the restated amounts as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021:

	June 30, 2022			December 31, 2021
Condensed Consolidated Balance Sheets	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Deferred revenue	37,576	31,595	69,171	43,345	19,094	62,439
Total current liabilities	230,101	31,595	261,696	133,958	19,094	153,052
Total liabilities	235,940	31,595	267,535	276,436	19,094	295,530
Accumulated deficit	(1,462,108)	(31,595)	(1,493,703)	(1,162,040)	(19,094)	(1,181,134)
Total stockholders' equity	95,379	(31,595)	63,784	320,825	(19,094)	301,731

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	72,395	(9,897)	62,498	56,638	(4,390)	52,248
Total revenues	76,662	(9,897)	66,765	60,044	(4,390)	55,654
Cost of revenues:
Cost of sharing, exclusive of depreciation	34,086	—	34,086	29,331	1,200	30,531
Total cost of revenues	90,007	—	90,007	44,305	1,200	45,505
Gross margin:
Sharing	19,885	(9,897)	9,988	15,766	(5,590)	10,176
Total gross margin	(13,345)	(9,897)	(23,242)	15,739	(5,590)	10,149
Loss from operations	(331,243)	(9,897)	(341,140)	(26,000)	(5,590)	(31,590)
Loss before income taxes	(310,335)	(9,897)	(320,232)	(43,576)	(5,590)	(49,166)
Net loss	(310,419)	(9,897)	(320,316)	(43,686)	(5,590)	(49,276)
Loss per share attributable to common stockholders, basic and diluted	(1.14)	(0.04)	(1.18)	(1.01)	(0.11)	(1.12)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Condensed Consolidated Statements of Operations	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Revenues:
Sharing	105,972	(12,501)	93,471	78,287	(5,813)	72,474
Total revenues	114,640	(12,501)	102,139	85,714	(5,813)	79,901
Cost of revenues:
Cost of sharing, exclusive of depreciation	55,472	—	55,472	43,729	1,200	44,929
Total cost of revenues	124,562	—	124,562	67,935	1,200	69,135
Gross margin:
Sharing	23,136	(12,501)	10,635	18,000	(7,013)	10,987
Total gross margin	(9,922)	(12,501)	(22,423)	17,779	(7,013)	10,766
General and administrative	169,043	—	169,043	61,955	(811)	61,144
Total operating expenses	418,112	—	418,112	82,735	(811)	81,924
Loss from operations	(428,034)	(12,501)	(440,535)	(64,956)	(6,202)	(71,158)
Loss before income taxes	(299,947)	(12,501)	(312,448)	(119,756)	(6,202)	(125,958)
Net loss	(300,068)	(12,501)	(312,569)	(119,886)	(6,202)	(126,088)
Loss per share attributable to common stockholders, basic and diluted	(1.11)	(0.04)	(1.15)	(2.67)	(0.12)	(2.79)

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Consolidated Statements of Comprehensive Loss	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(310,419)	(9,897)	(320,316)	(43,686)	(5,590)	(49,276)
Total comprehensive loss, net of tax	(321,982)	(9,897)	(331,879)	(42,951)	(5,590)	(48,541)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Consolidated Statements of Comprehensive Loss	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(300,068)	(12,501)	(312,569)	(119,886)	(6,202)	(126,088)
Total comprehensive loss, net of tax	(316,104)	(12,501)	(328,605)	(121,476)	(6,202)	(127,678)

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Net loss	(310,419)	(9,897)	(320,316)	(43,686)	(5,590)	(49,276)
Accumulated other comprehensive income (loss)	(8,498)	—	(8,498)	11,415	(3,312)	8,103
Accumulated deficit	(1,462,108)	(31,595)	(1,493,703)	(1,085,593)	(6,705)	(1,092,298)
Total stockholders' equity	95,379	(31,595)	63,784	(986,661)	(10,017)	(996,678)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Condensed Consolidated Statements of Cash Flow	As Previously Reported	Restatement Adjustment	Restated	As Previously Reported	Restatement Adjustment	Restated
Cash flows from operating activities
Net loss	(300,068)	(12,501)	(312,569)	(119,886)	(6,202)	(126,088)
Changes in assets and liabilities:
Deferred revenue	(6,395)	12,501	6,106	1,674	5,813	7,487
Accrued expenses and other current liabilities	9,703	—	9,703	8,342	389	8,731
Net cash used in operating activities	(47,141)	—	(47,141)	(45,599)	—	(45,599)

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

During the three months ended June 30, 2022, given the Company's initiative announced in May 2022 to slow the expansion of its Product Sales portfolio offering and realign its resources to prioritize Sharing operations within the Company's existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized a lower of cost or net realizable value impairment on Product Sales inventory of $31.8 million, which is reflected in the condensed consolidated statements of operations.

Contract Terminations

Our capital expenditure cycle often requires us to pay deposits to secure orders for the Product Sales business. The Company records deposits based on the amount of cash paid to secure future production, and evaluate the assets for impairment, as needed.

During the three months ended June 30, 2022, given the Company's initiative announced in May 2022 to slow the expansion of its Product Sales portfolio offering and realign our resources to prioritize Sharing operations within the Company's existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized an impairment on certain contractual deposits of $14.7 million, which is included within Impairment of assets in the condensed consolidated statements of operations.

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

During the three months ended June 30, 2022, the Company estimated the recoverability of certain vehicle deposits, vehicles, and spare parts within the North America, Europe, Middle East, and Africa (“EMEA”), and Other asset groups by comparing the estimated fair value of each asset group to its carrying value. Due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company recorded an impairment charge of $89.4 million within the EMEA and Other asset groups, which is included within Impairment of assets in the condensed consolidated statements of operations.
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
Note 6 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.0% and (0.2)% for the three months ended June 30, 2022 and 2021, respectively, and 0.0% and (0.1)% for the six months ended June 30, 2022 and 2021, respectively.
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50.0 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150.0 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. As of June 30, 2022, the Company had $23.5 million of availability under the Vehicle Financing Facility.
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
Holders of outstanding common stock are entitled to dividends when and if declared by the Company's board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through June 30, 2022.
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

Yorkville’s obligation to purchase shares of Class A Common Stock pursuant to the Purchase Agreement is subject to a number of conditions, including that a registration statement (the “Registration Statement”) be filed with the SEC, registering the resale of the Commitment Fee Shares (as defined below) and the shares to be issued pursuant to any Advance under the Securities Act of 1933, and that the Registration Statement is declared effective by the SEC. In May 2022, the Registration Statement was filed with and declared effective by the SEC.

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
Stock options and RSUs granted under the 2017 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by monthly or quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly or quarterly basis over the four-year vest term. In addition, Bird Rides issued RSAs to certain members of its board of directors. The 2017 Plan also allows for the early exercise of stock options if approved by the Company's board of directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. As a result, cash received in exchange for unvested shares upon an early exercise is recorded within current liabilities on the consolidated balance sheets and is reclassified to common stock and additional paid–in capital as the shares vest.
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
The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Company's board of directors. In January 2022, an additional 13.7 million shares of Class A Common Stock became available for issuance under the 2021 Plan.
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
The Company computes loss per share using the two-class method. The rights, including the liquidation and dividend rights, of the Class A Common Stock and Class X Common Stock are identical, other than voting rights. Accordingly, the Class A Common Stock and Class X Common Stock share equally in the Company’s net losses. Because the computed loss per share for holders of the Class A Common Stock and the Class X Common Stock is identical, the Company does not present separate loss per share computations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss (Restated)	$(320,316)	$(49,276)	$(312,569)	$(126,088)
Adjustments to net loss	—	(6,328)	—	(8,358)
Net loss attributable to common stockholders (Restated)	$(320,316)	$(55,604)	$(312,569)	$(134,446)
Weighted-average shares outstanding, basic and diluted	272,017	49,724	270,927	48,114
Loss per share, basic and diluted (Restated)	$(1.18)	$(1.12)	$(1.15)	$(2.79)

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

The Company is not a party to any outstanding material litigation and management is not currently aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations other than certain consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The Company is also subject to, and defending, proceedings alleging that individuals who previously provided services as Fleet Managers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The Company intends to vigorously defend these claims. Accordingly, the Company is not able to estimate the loss or range of loss. Further, the outcome of legal proceedings, claims, and regulatory matters, indirect tax examinations and governmental inquiries and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial condition and results of operations, including in a reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
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

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended June 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing (Restated)	$44,937	17,500	61	62,498	$40,124	12,124	—	52,248
Product sales	3,967	300	—	4,267	$2,631	775	—	3,406
Total revenues (Restated)	48,904	17,800	61	66,765	42,755	12,899	—	55,654
Cost of revenues:
Cost of sharing, exclusive of depreciation (Restated)	25,015	9,040	31	34,086	25,341	5,190	—	30,531
Depreciation on sharing vehicles	9,117	9,290	17	18,424	5,061	6,480	—	11,541
Cost of product sales	5,490	238	—	5,728	2,717	716	—	3,433
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues (Restated)	$71,391	$18,568	$48	$90,007	$33,119	$12,386	$—	$45,505
Gross margin:
Sharing (Restated)	10,805	(830)	13	9,988	9,722	454	—	10,176
Product sales	(33,292)	62	—	(33,230)	(86)	59	—	(27)
Total gross margin (Restated)	(22,487)	(768)	13	(23,242)	9,636	513	—	10,149
Reconciling items:
Total expenses (Restated)				$296,990				$59,315
Loss before income taxes (Restated)				$(320,232)				$(49,166)

	Six Months Ended June 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing (Restated)	$67,325	25,979	167	93,471	$56,868	15,606	—	72,474
Product sales	8,201	467	—	8,668	$6,462	965	—	7,427
Total revenues (Restated)	75,526	26,446	167	102,139	63,330	16,571	—	79,901
Cost of revenues:
Cost of sharing, exclusive of depreciation (Restated)	38,809	16,591	72	55,472	37,872	7,057	—	44,929
Depreciation on sharing vehicles	13,821	13,503	40	27,364	7,414	9,144	—	16,558
Cost of product sales	9,668	289	—	9,957	6,784	864	—	7,648
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues (Restated)	$94,067	$30,383	$112	$124,562	$52,070	$17,065	$—	$69,135
Gross margin:
Sharing (Restated)	14,695	(4,115)	55	10,635	11,582	(595)	—	10,987
Product sales	(33,236)	178	—	(33,058)	(322)	101	—	(221)
Total gross margin (Restated)	(18,541)	(3,937)	55	(22,423)	11,260	(494)	—	10,766
Reconciling items:
Total expenses (Restated)				$290,025				$136,724
Loss before income taxes (Restated)				$(312,448)				$(125,958)
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

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(Restated)	(Restated)
	(in thousands, except percentages)
Revenues:
Sharing	$62,498	52,248	10,250	19.6%
Product sales	$4,267	3,406	861	25.3
Total revenues	66,765	55,654	11,111	20.0
Cost of revenues:
Cost of sharing, exclusive of depreciation	34,086	30,531	(3,555)	(11.6)
Depreciation on sharing vehicles	18,424	11,541	(6,883)	(59.6)
Cost of product sales	5,728	3,433	(2,295)	(66.9)
Impairment of product sales inventory	31,769	—	(31,769)	**
Total cost of revenues	90,007	45,505	(44,502)	(97.8)
Gross margin:
Sharing	9,988	10,176	(187)	(1.8)
Product sales	(33,230)	(27)	(33,203)	**
Total gross margin	(23,242)	10,149	(33,391)	(329.0)
Other operating expenses: (1)
General and administrative	84,393	31,765	(52,628)	(165.7)
Selling and marketing	5,359	3,981	(1,378)	(34.6)
Research and development	12,324	5,993	(6,331)	(105.6)
Impairment of assets	215,822	—	(215,822)	**
Total operating expenses	317,898	41,739	(276,159)	(661.6)
Loss from operations	(341,140)	(31,590)	(309,550)	**
Interest expense, net	(2,610)	(3,114)	504	16.2
Other income (expense), net	23,518	(14,462)	37,980	262.6
Loss before income taxes	(320,232)	(49,166)	(271,066)	(551.3)
Provision for income taxes	84	110	26	23.5
Net loss	$(320,316)	(49,276)	$(271,040)	(550.0)%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021
General and administrative	38,433	989
Sales and marketing	625	102
Research and development	4,592	192
Stock-based compensation expense	$43,650	$1,283

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Three Months Ended June 30,
	2022	2021
	(Restated)	(Restated)
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	51.1	54.9
Depreciation on sharing vehicles	27.6	20.7
Cost of product sales	8.6	6.2
Impairment of product sales inventory	47.6	—
Total cost of revenues	134.8	81.8
Gross margin:
Sharing	15.0	18.3
Product sales	(49.8)	—
Total gross margin	(34.8)	18.2
Other operating expenses: (1)
General and administrative	126.4	57.1
Selling and marketing	8.0	7.2
Research and development	18.5	10.8
Impairment of assets	323.3	—
Total operating expenses	476.1	75.0
Loss from operations	(511.0)	(56.8)
Interest expense, net	(3.9)	(5.6)
Other income (expense), net	35.2	(26.0)
Loss before income taxes	(479.6)	(88.3)
Provision for income taxes	0.1	0.2
Net loss	(479.8)%	(88.5)%
Sharing Revenue
Sharing revenue increased by $10.3 million, or 19.6%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by a nominal amount for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $3.6 million, or 11.6%, for the three months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $1.3 million in other cost of revenue, $1.2 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, and $0.9 million in In-House operation costs.
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

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(Restated)	(Restated)
	(in thousands, except percentages)
Revenues:
Sharing	$93,471	72,474	20,997	29.0%
Product sales	$8,668	7,427	1,241	16.7
Total revenues	102,139	79,901	22,238	27.8
Cost of revenues:
Cost of sharing, exclusive of depreciation	55,472	44,929	(10,543)	(23.5)
Depreciation on sharing vehicles	27,364	16,558	(10,806)	(65.3)
Cost of product sales	9,957	7,648	(2,309)	(30.2)
Impairment of product sales inventory	31,769	—	(31,769)	**
Total cost of revenues	124,562	69,135	(55,427)	(80.2)
Gross margin:
Sharing	10,635	10,987	(352)	(3.2)
Product sales	(33,058)	(221)	(32,837)	**
Total gross margin	(22,423)	10,766	(33,189)	(308.3)
Other operating expenses: (1)
General and administrative	169,043	61,144	(107,899)	(176.5)
Selling and marketing	10,410	7,488	(2,922)	(39.0)
Research and development	22,837	13,292	(9,545)	(71.8)
Impairment of assets	215,822	—	(215,822)	**
Total operating expenses	418,112	81,924	(336,188)	(410.4)
Loss from operations	(440,535)	(71,158)	(369,377)	(519.1)
Interest expense, net	(4,011)	(4,686)	675	14.4
Other income (expense), net	132,098	(50,114)	182,212	363.6
Loss before income taxes	(312,448)	(125,958)	(186,490)	(148.1)
Provision for income taxes	121	130	9	6.9
Net loss	$(312,569)	(126,088)	$(186,481)	(147.9)%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Six Months Ended June 30,
	2022	2021
General and administrative	83,111	2,093
Sales and marketing	1,466	281
Research and development	7,777	394
Stock-based compensation expense	$92,354	$2,768

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Six Months Ended June 30,
	2022	2021
	(Restated)	(Restated)
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	54.3	56.2
Depreciation on sharing vehicles	26.8	20.7
Cost of product sales	9.7	9.6
Impairment of product sales inventory	31.1	—
Total cost of revenues	122.0	86.5
Gross margin:
Sharing	10.4	13.8
Product sales	(32.4)	(0.3)
Total gross margin	(22.0)	13.5
Other operating expenses: (1)
General and administrative	165.5	76.5
Selling and marketing	10.2	9.4
Research and development	22.4	16.6
Impairment of assets	211.3	—
Total operating expenses	409.4	102.5
Loss from operations	(431.3)	(89.1)
Interest expense, net	(3.9)	(5.9)
Other income (expense), net	129.3	(62.7)
Loss before income taxes	(305.9)	(157.6)
Provision for income taxes	0.1	0.2
Net loss	(306.0)%	(157.8)%
Sharing Revenue
Sharing revenue increased by $21.0 million, or 29.0%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by $1.2 million, or 16.7%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $10.5 million, or 23.5%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $3.5 million in Fleet Manager operation costs, $2.2 million in other cost of revenue, $2.1 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, $1.5 million in In-House operation costs, and $1.4 million in vehicle count adjustments.
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
General and Administrative Expenses
General and administrative expenses increased by $107.9 million, or 176.5%, for the six months ended June 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $89.5 million in personnel expenses, $4.0 million in off-site storage and logistics expenses, $4.0 million in bad debt expenses, $3.5 million in professional services expenses, $2.7 million in business insurance expenses, and $1.1 million in independent contractor expenses. Personnel expenses consist of increases of $81.0 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $8.5 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except as otherwise noted)
Operating Metrics
Rides	14.5	11.3	21.8	15.7
Average Rides per Deployed Vehicles per Day (x)	1.5x	1.8x	1.3x	1.5x
Average Deployed Vehicles (in thousands)	109.9	69.5	94.5	58.3
Gross Transaction Value (Restated)	$86.0	$71.2	$129.1	$102.5
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation) (Restated)	$28.5	$22.3	$38.9	$28.6
% of Sharing Revenue (Restated)	46%	43%	42%	39%
Ride Profit (after Vehicle Depreciation) (Restated)	$10.0	$9.9	$11.2	$10.5
% of Sharing Revenue (Restated)	16%	19%	12%	15%
Adjusted EBITDA (Restated)	$(29.0)	$(11.5)	$(68.5)	$(41.0)
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

The following table presents a breakdown of our calculation of GTV:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Revenue (Restated)	66.8	54.2	102.1	79.9
Contra Revenue (Restated)	15.0	10.9	20.6	14.2
Platform Adjustment (1)	4.3	6.1	6.3	8.4
Gross Transaction Value	86.0	71.2	129.1	102.5

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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Gross margin (Restated)	(23.2)	10.1	(22.4)	10.8
Vehicle depreciation (1)	18.4	12.4	27.7	18.0
Vehicle count adjustments (2)	0.0	(0.3)	0.6	(0.5)
Product Sales division (3)	33.2	0.0	33.1	0.2
Ride Profit (before Vehicle Depreciation) (Restated)	28.5	22.3	38.9	28.6
Vehicle depreciation (1)	(18.4)	(12.4)	(27.7)	(18.0)
Ride Profit (after Vehicle Depreciation) (Restated)	10.0	9.9	11.2	10.5

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Net loss (Restated)	(320.3)	(49.3)	(312.6)	(126.1)
Interest expense, net	2.6	3.1	4.0	4.7
Provision for income taxes	0.1	0.1	0.1	0.1
Depreciation and amortization (1)	19.3	13.5	29.1	20.5
Vehicle count adjustments	0.0	(0.3)	0.6	(0.5)
Stock-based compensation expense	43.7	1.3	92.4	2.8
Tariff refunds	—	—	—	—
Other income (expense), net	(23.5)	14.5	(132.1)	50.1
Legal settlements and reserves	0.1	0.2	1.0	1.4
Impairment of product sales inventory	31.8	—	31.8	—
Impairment of assets	215.8	—	215.8	—
Other non-recurring, non-cash, or non-core items	1.5	(0.2)	1.5	(0.2)
Adjusted EBITDA (Restated)	(29.0)	(17.1)	(68.5)	(47.2)

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
Operating Activities
Net cash used in operating activities was $47.1 million for the six months ended June 30, 2022, primarily consisting of $312.6 million of net loss adjusted for $134.9 million of issuance of and MTM adjustments of derivative liabilities, offset by $215.8 million of impairment of assets, $92.4 million of stock-based compensation expense, $31.8 million of impairment of Product Sales inventory, $28.8 million of depreciation and amortization, $19.2 million related to changes in working capital, $7.2 million of non-cash vehicle expenses, $4.9 million of bad debt expense, and $1.1 million of amortization of debt issuance costs and discounts. The cash provided by working capital was largely driven by a decrease in inventory and increases in accounts payable and accrued expenses and other current assets, offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in deferred revenue and other liabilities.
Net cash used in operating activities was $45.6 million for the six months ended June 30, 2021, primarily consisting of $126.1 million of net loss adjusted for certain non-cash items, which primarily consisted of $47.3 million of issuance and MTM adjustments of derivative liabilities, $18.6 million of depreciation and amortization, $8.4 million of changes in working capital, $2.8 million of stock-based compensation expense, $2.3 million of loss on extinguishment of debt, and $1.2 million of amortization of debt issuance costs and discounts. The cash provided by working capital was largely driven by decreases in accounts receivable and inventory, and increases in deferred revenue and accrued expenses and other current assets, offset by an increase in prepaid expenses and other current assets, and a decrease in accounts payable.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2021 Form 10-K/A and the notes to the condensed consolidated financial statements appearing elsewhere in this Form 10-Q/A. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K/A.
Recent Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q/A for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.

Material Weakness

As disclosed in our 2021 Form 10-K/A, in connection with the preparation of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, we identified errors in our business system configuration that impacted the recognition of revenue on certain Rides for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. On November 11, 2022, the Audit Committee of our Board of Directors, after discussion with our management, concluded that (i) our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein and (ii) our condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022 should not be relied upon. In connection with the restatement of our financial statements for the foregoing periods, management identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020 and June 30, 2022 related to the ineffective design of controls around our business systems and the lack of a review control that detected that our business systems failed to constrain revenue that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021 by and among Switchback, Merger Sub, Bird Holdings and Bird Global	S-4	333-256187	2.1	05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-360893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
10.1	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022	8-K	001-41019	99.1	04/13/2022
10.2	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022	8-K	001-41019	99.2	04/13/2022
10.3	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022	10-Q/A	001-41019	10.3	11/17/2022
10.4	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022	10-Q/A	001-41019	10.4	11/17/2022
10.5	Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022 made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	S-1	333-265215	10.8	05/25/2022
10.6	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2022					*
10.7	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.	10-Q/A	001-41019	10.5	11/17/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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