Form 10-Q
period 2022-09-30
Bird Global, Inc.
filed 2022-11-18
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 261,041,252 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 34,534,930 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	12
	Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signatures		50

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans to exit certain markets and anticipated cost savings associated with such exits, our ability to continue as a going concern, our ability to remediate the material weakness in our internal control over financial reporting, our plans to seek additional capital, our ability to continue as a going concern, and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: risks relating to the restatement of our consolidated financial statements, our recurring losses from operations, which raise substantial doubt regarding our ability to continue as a going concern, and we may need to scale back, discontinue, or cease certain or all of our operations, or seek bankruptcy protection; the potential impact of a material weakness in our internal control over financial reporting; the current macroeconomic environment, including as a result of the ongoing COVID-19 pandemic, labor and inflationary pressures, and rising interest rates, on our business, financial condition, and results of operations; our ability to cure our New York Stock Exchange (“NYSE”) price deficiency and meet the continued listing requirements of the NYSE; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings to which we are regularly subject; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, in relation to any expansion by us into international markets; risks related to the impact of impairment of our long-lived assets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 Form 10-K/A”) and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts and number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$38,529	$128,556
Restricted cash and cash equivalents—current	48,733	30,142
Accounts receivable, net	5,582	8,397
Inventory, net	2,167	28,242
Prepaid expenses and other current assets	22,137	33,778
Total current assets	117,148	229,115
Restricted cash and cash equivalents—non current	450	1,203
Vehicle deposits	60,705	117,071
Vehicles, net	108,338	118,949
Goodwill	—	121,169
Other assets	7,377	9,754
Total assets	$294,018	$597,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,987	$5,002
Accrued expenses	35,217	31,428
Deferred revenue	74,608	62,439
Notes payable	103,634	49,094
Other current liabilities	8,830	5,089
Total current liabilities	238,276	153,052
Derivative liabilities	3,616	136,196
Other liabilities	8,453	6,282
Total liabilities	250,345	295,530
Commitments and contingencies (Note 11)
Stockholders’ Equity
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 257,123,608 and 238,089,017 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of September 30, 2022 and December 31, 2021	29	27
Additional paid-in capital	1,558,790	1,475,300
Accumulated other comprehensive (loss) income	(11,678)	7,538
Accumulated deficit	(1,503,468)	(1,181,134)
Total stockholders’ equity	43,673	301,731
Total liabilities and stockholders’ equity	$294,018	$597,261
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(Restated)		(Restated)
Revenues:
Sharing	$68,765	$59,729	$162,237	$132,202
Product sales	4,094	1,379	12,762	8,806
Total revenues	72,859	61,108	174,999	141,008
Cost of revenues:
Cost of sharing, exclusive of depreciation	31,944	34,255	87,411	79,184
Depreciation on sharing vehicles	11,681	17,253	39,045	33,811
Cost of product sales	1,523	1,378	11,480	9,026
Impairment of product sales inventory	—	—	31,769	—
Total cost of revenues	45,148	52,886	169,705	122,021
Gross margin:
Sharing	25,140	8,221	35,781	19,207
Product sales	2,571	1	(30,487)	(220)
Total gross margin	27,711	8,222	5,294	18,987
Other operating expenses: (1)
General and administrative	16,876	30,837	185,919	91,981
Selling and marketing	3,177	3,392	13,587	10,880
Research and development	9,386	5,804	32,223	19,096
Impairment of assets	—	—	215,822	—
Total operating expenses	29,439	40,033	447,551	121,957
Loss from operations	(1,728)	(31,811)	(442,257)	(102,970)
Interest expense, net	(3,765)	(325)	(7,776)	(5,011)
Other (expense) income, net	(3,884)	(9,993)	128,214	(60,107)
Loss before income taxes	(9,377)	(42,129)	(321,819)	(168,088)
Provision for (benefit from) income taxes	389	(20)	515	110
Net loss	$(9,766)	$(42,109)	$(322,334)	$(168,198)
Loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.92)	$(1.18)	$(3.69)
Weighted-average shares of common stock outstanding, basic and diluted (2)	280,905,659	51,153,109	274,289,960	49,138,273
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$(13,768)	$1,259	$69,343	$3,352
Sales and marketing	560	94	2,026	375
Research and development	2,892	175	10,669	569
Stock-based compensation expense	$(10,316)	$1,528	$82,038	$4,296
(2)Weighted-average shares outstanding have been retroactively restated for the three and nine months ended September 30, 2021 to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(Restated)		(Restated)
Net loss	$(9,766)	$(42,109)	$(322,334)	$(168,198)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(3,180)	(1,645)	(19,216)	(3,235)
Other comprehensive loss	(3,180)	(1,645)	(19,216)	(3,235)
Total comprehensive loss	$(12,946)	$(43,754)	$(341,550)	$(171,433)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020 (1) (As Restated)	135,225,157	$1,044,282	—	$—	—	$—	3,993,432	$—	47,713,169	$—	$92,654	$9,693	$(966,210)	$(863,863)
Net loss (Restated)													(76,812)	(76,812)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,592,693	—	435			435
Vesting of Common Stock									1,951,826	—				—
Stock-based compensation expense											1,485			1,485
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)	—	(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					19,833,612	80,570					(2,030)			(2,030)
Foreign currency translation adjustment												(2,325)		(2,325)
Balance at March 31, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	19,833,612	$80,570	3,993,432	$—	51,257,688	$—	$92,544	$7,368	$(1,043,022)	$(943,110)
Net loss (Restated)													(49,276)	(49,276)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									1,322,254	—	18			18
Vesting of Common Stock									1,951,825	—				—
Stock-based compensation expense											1,283			1,283
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends					5,880,074	46,897					(6,328)			(6,328)
Foreign currency translation adjustment												735		735
Balance at June 30, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	25,713,687	$127,467	3,993,432	$—	54,531,766	$—	$87,517	$8,103	$(1,092,298)	$(996,678)
Net loss (Restated)													(42,109)	(42,109)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									738,820	—	9			9
Vesting of Common Stock									96,469	—				—
Stock-based compensation expense											1,528			1,528
Accrual of paid-in kind dividends						4,940					(4,940)			(4,940)
Foreign currency translation adjustment												(1,645)		(1,645)
Balance at September 30, 2021 (As Restated)	—	$—	135,225,157	$1,044,282	25,713,687	$132,407	3,993,432	$—	55,367,055	$—	$84,114	$6,458	$(1,134,408)	$(1,043,836)
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021 (As Restated)	272,623,947	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income (Restated)					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022 (As Restated)	274,676,828	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
Net loss (Restated)					(320,316)	(320,316)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	228,696	—	88			88
Issuance of Common Stock through settlement of restricted stock units	5,612,054	1				1
Shares of Common Stock withheld related to net share settlement	(144,428)	—	(108)			(108)
Issuance of Commitment Fee Shares	72,401	—	56			56
Stock-based compensation expense			43,650			43,650
Foreign currency translation adjustment				(11,563)		(11,563)
Balance at June 30, 2022 (As Restated)	280,445,551	$28	$1,565,956	$(8,498)	$(1,493,702)	$63,784

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Net loss					$(9,766)	$(9,766)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	834,234	—	114			114
Issuance of Common Stock through settlement of restricted stock units	3,943,383	—				—
Shares of Common Stock withheld related to net share settlement	(367,031)	—	(150)			(150)
Issuance of Common Stock under the Purchase Agreement	6,730,000	1	3,154			3,155
Issuance of Commitment Fee Shares	72,401	—	32			32
Stock-based compensation expense			(10,316)			(10,316)
Foreign currency translation adjustment				(3,180)		(3,180)
Balance at September 30, 2022	291,658,538	$29	$1,558,790	$(11,678)	$(1,503,468)	$43,673
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
		(Restated)
Cash flows from operating activities
Net loss	$(322,334)	$(168,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(132,580)	53,622
Impairment of assets	215,822	—
Impairment of product sales inventory	31,769	—
Depreciation and amortization	40,965	37,085
Non-cash vehicle expenses	10,328	4,087
Stock-based compensation expense	82,038	4,296
Loss on extinguishment of debt	—	2,304
Amortization of debt issuance costs and discounts	2,348	1,321
Bad debt expense	5,096	1,430
Other	1,025	233
Changes in assets and liabilities:
Accounts receivable	(2,327)	886
Inventory	14,686	(8,613)
Prepaid expenses and other current assets	(16,912)	(9,395)
Other assets	83	(12)
Accounts payable	10,514	(2,331)
Deferred revenue	11,174	12,905
Accrued expenses and other current liabilities	4,602	6,485
Other liabilities	(1,200)	(2,458)
Net cash used in operating activities	(44,903)	(66,353)
Cash flows from investing activities
Purchases of property and equipment	(437)	(60)
Purchases of vehicles	(86,349)	(115,410)
Net cash used in investing activities	(86,786)	(115,470)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	109,106	17,552
Debt repayments	(54,706)	(40,610)
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	207,814
Payment for settlements of warrants	—	(600)
Payment for taxes related to net share settlement	(2,161)	—
Proceeds from the issuance of common stock	372	462
Net cash provided by financing activities	52,611	184,618
Effect of exchange rate changes on cash	6,889	6,273
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(72,189)	9,068
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767
End of period	$87,712	$62,835
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	38,529	38,667
Restricted cash and cash equivalents	49,183	24,168
Total cash and cash equivalents and restricted cash and cash equivalents	$87,712	$62,835

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
Going Concern
The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $1,503.5 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company used approximately $44.9 million of cash in operations. The Company’s ability to fund working capital, make capital expenditures, and service its debt will depend on its ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. As of September 30, 2022, the Company had $38.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements. If the Company is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully and may need to scale back or discontinue certain or all of its operations in order to reduce costs or seek bankruptcy protection, which would harm its business, financial condition, and results of operations. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.
Accordingly, the Company plans to continue to closely monitor its operating forecast, reduce its operating expenses, and pursue additional sources of outside capital. On October 18, 2022, the Company announced plans to fully exit three unprofitable European countries (Germany, Sweden, and Norway), and to wind down operations in several dozen additional, primarily small to mid-sized unprofitable markets across the United States and Europe, the Middle East and Africa (“EMEA”), as part of its previously announced business plan to reduce costs. Along with this global footprint realignment, the Company is targeting additional reductions in its operating expenses.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2022 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. On an ongoing basis, management evaluates estimates, which are subject to significant judgment, including, but not limited to, those related to useful lives associated with vehicles, valuation of goodwill, Product Sales inventory and inventory deposits, and other long-lived assets, assumptions utilized in the valuation of derivative liabilities and certain equity awards, loss contingencies, valuation allowance for deferred income taxes, and the collectability of accounts receivable. Actual results could differ from those estimates.

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
Contract Terminations
Our capital expenditure cycle often requires us to pay deposits to secure orders for the Product Sales business. The Company records deposits based on the amount of cash paid to secure future production, and evaluates the assets for impairment, as needed.
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
During the nine months ended September 30, 2022, the Company estimated the recoverability of certain vehicle deposits, vehicles, and spare parts within the North America, EMEA, and Other asset groups by comparing the estimated fair value of each asset group to its carrying value. Due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company recorded an impairment charge of $89.4 million within the EMEA and Other asset groups, which is included within Impairment of assets in the condensed consolidated statements of operations.
Recently Issued Accounting Standards Not Yet Adopted
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
The Company plans to adopt ASU 2016-02 for the annual period beginning January 1, 2022, using a prospective adoption method in accordance with ASU 2018-11—Leases (Topic 842): Targeted Improvements, which eliminated the requirement to present prior year comparative lease disclosures upon adoption of ASU 2016-02. The Company is continuing to assess the potential impacts of ASU 2016-02 on its consolidated financial statements and related disclosures. While the Company anticipates the guidance will result in an increase in its assets and liabilities as certain operating lease commitments will be subject to the new standard and recognized as right-of-use assets and lease liabilities, the Company does not anticipate any material changes to its revenue recognition policy.
The Company does not believe there are any other recently issued and effective or not yet effective standards or pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.
Restatement of Condensed Consolidated Financial Statements
In connection with the preparation of this Quarterly Report, the Company identified an error related to its business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business ("Rides") for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. The error resulted in an overstatement of Sharing revenue in the condensed consolidated statements of operations for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, and an understatement of deferred revenue in the condensed consolidated balance sheet as of December 31, 2021. We also corrected certain other previously identified immaterial errors included in the financial statements as of and for the three and nine months ended September 30, 2021 and 2020, and as of and for the year ended December 31, 2020, as disclosed in the 2021 Form 10-K/A.

Impact of Restatement

The correction of this misstatement resulted in a decrease in Sharing revenue of $12.5 million for the nine months ended September 30, 2022 and $4.3 million and $10.1 million for the three and nine months ended September 30, 2021, respectively, in the condensed consolidated statements of operations, and an increase in deferred revenue of $19.1 million as of December 31, 2021 in the condensed consolidated balance sheets.
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
The Company’s derivative liabilities are remeasured at fair value through Other (expense) income, net at each reporting period. Such fair value measurements are predominantly based on Level 3 inputs, with the exception of the Public Warrants, which are based on Level 1 inputs. An increase or decrease in any of the observable inputs in isolation, such as the share price quoted on the NYSE, could result in a material increase or decrease in our estimate of fair value. Other unobservable inputs are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the share price and other observable inputs. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on our estimate of fair value.
The following tables detail the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$2,616	$2,616
Switchback Founder Earn Back Shares	—	—	229	229
Warrants	373	—	398	771
Derivative liabilities	$373	$—	$3,243	$3,616

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$106,003	$106,003
Switchback Founder Earn Back Shares	—	—	9,087	9,087
Warrants	6,515	—	14,591	21,106
Derivative liabilities	$6,515	$—	$129,681	$136,196
Amounts associated with the issuance and mark-to-market adjustments of derivative liabilities are reflected in Other (expense) income, net and totaled $2.4 million of other expense and $6.4 million of other expense for the three months ended September 30, 2022 and 2021, respectively, and $132.6 million of other income and $53.6 million of other expense for the nine months ended September 30, 2022 and 2021, respectively.
Note 3 –Vehicles, net
The Company’s vehicles balance consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Deployed vehicles	$145,521	$93,192
Undeployed vehicles	22,757	46,867
Spare parts	33,827	10,009
Less: Accumulated depreciation	(45,382)	(31,119)
Less: Impairment of vehicles and spare parts	(48,385)	—
Vehicles, net	$108,338	$118,949
Depreciation on Sharing vehicles was $11.7 million and $17.3 million for the three months ended September 30, 2022 and 2021, respectively, and $39.0 million and $33.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Product sales inventory deposits, net	$3,096	$18,628
Tariff reimbursement receivable	7,666	—
Other prepaid expenses and other current assets	11,375	15,150
Prepaid expenses and other current assets	$22,137	$33,778
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
During the nine months ended September 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company completed a quantitative impairment test for the North America and EMEA reporting units as of June 30, 2022, comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. As a result, the Company impaired the entire carrying value of North

America goodwill of $1.3 million and EMEA goodwill of $110.4 million, which are included within Impairment of assets in the condensed consolidated statements of operations.
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
Note 6 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was (4.1)% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and (0.2)% and (0.1)% for the nine months ended September 30, 2022 and 2021, respectively.
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50.0 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150.0 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. As of September 30, 2022, the Company had $9.0 million of availability under the Vehicle Financing Facility.
The Company drew down $92.2 million during the nine months ended September 30, 2022. The outstanding principal balance under the Vehicle Financing Facility as of September 30, 2022 was $92.1 million.
The Vehicle Financing Facility is secured by a first priority perfected security interest in vehicles contributed by Bird Rides to the SPV, collections from revenue generated by vehicles subject to the facility, and an account related to such collections and a reserve account (collectively, “Collateral”). As of September 30, 2022, the Company maintained $18.5 million in such reserve account, which is classified as restricted cash and cash equivalents—current in the condensed consolidated balance sheets.
In July 2022, the SPV entered into Amendment No. 5 to the Apollo Credit Agreement which, among other things, transitioned the interest rate calculation from the London Inter-bank Offered Rate to the Secured Overnight Financing Rate (“SOFR”). The outstanding Vehicle Financing Facility balances bear interest at the SOFR, which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis.
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
Issuance costs related to the Apollo Credit Agreement of $5.9 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $48.9 million during the nine months ended September 30, 2022.
On October 7, 2022, subsequent to the end of the third quarter, the SPV entered into Amendment No. 6 to the Apollo Credit Agreement (“Amendment No. 6”), which, among other things, (a) waived the requirement for the SPV to maintain a reserve account in favor of the Administrative Agent concurrently with a $15.0 million prepayment of outstanding loans made using the cash balance in the reserve account, (b) amended the calculation of the monthly amortization amount from a percentage of outstanding loans to a seasonally-adjusted flat dollar amount per month, (c) waived the quarterly revenue-based amortization payments due in October 2022 and January 2023 and provided a mechanism to reduce or waive the quarterly revenue-based amortization payment due in April 2023, (d) limited the number of scooters included in the calculation of each quarterly revenue-based amortization payment to those scooters necessary to meet the then applicable loan-to-cost financial covenant, and (e) provided for the post-closing waiver of the requirement to maintain a $25.0 million cash-collateralized letter of credit in favor of the Administrative Agent in connection with a $25.0 million prepayment of outstanding loans made using the cash that previously secured the letter of credit. As a result of these prepayments and seasonally-adjusted flat dollar amount payments, subsequent to September 30, 2022, the Company made contractual payments totaling $46.0 million, of which $43.5 million were made from our restricted cash and cash equivalents balance, reducing the outstanding principal balance under the Vehicle Financing Facility to $46.1 million as of November 17, 2022. Pursuant to Amendment No. 6, the amount available under the Apollo Vehicle Financing Facility was reduced to $5.0 million.
In addition, on October 7, 2022, the SPV entered into Amendment No. 3 to the Scooter Lease which, among other things, amended the minimum liquidity and minimum tangible net worth financial covenants.
In connection with Amendment No. 6, (a) Bird Rides International amended the EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022, to, among other things, amend the guaranty provided pursuant to the Existing EMEA Guaranty to guarantee all outstanding loans under the Apollo Credit Agreement, and (b) Bird Rides entered into the Parent Guaranty, pursuant to which, among other things, Bird Rides provides an unsecured guaranty in respect of all outstanding loans under the Apollo Credit Agreement.
Interest Expense
Interest expense was $3.8 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $7.9 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 8 – Common Stock
Common Stock
As of September 30, 2022, the Company has the authority to issue 1.0 billion shares of Class A Common Stock, 10.0 million shares of Class B Common Stock, and 50.0 million shares of Class X Common Stock. As of September 30, 2022, the Company had 257.1 million and 34.5 million shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of September 30, 2022, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that has not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through September 30, 2022.
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
In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company requested and received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan is evidenced by a promissory note (the “Promissory Note”), which will mature on December 15, 2022. The Promissory Note accrues interest at a rate of 0%, but was issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium. The outstanding principal balance under the Promissory Note as of September 30, 2022 was $12.1 million.
During the three months ended September 30, 2022, the Company sold 6.7 million shares of its Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. The Company also issued 0.1 million Commitment Fee Shares.

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
Stock options and RSUs granted under the 2017 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by monthly or quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly or quarterly basis over the four-year vest term. In addition, Bird Rides issued RSAs to certain members of its board of directors. The 2017 Plan also allows for the early exercise of stock options if approved by our board of directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. As a result, cash received in exchange for unvested shares upon an early exercise is recorded within current liabilities on the condensed consolidated balance sheets and is reclassified to common stock and additional paid–in capital as the shares vest.
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
In November 2021, the Company’s board of directors granted RSUs to certain employees (“Management Award RSUs”) under the 2021 Plan. The Management Award RSUs vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals, namely, $12.50, $20.00, and $30.00. The Management Award RSUs are excluded from Class A Common Stock issued and outstanding until the satisfaction of these vesting conditions. The Company will recognize stock-based compensation expense over the derived service period, using the accelerated attribution method. For any Management Awards RSUs that are forfeited, the Company will reverse the accelerated stock-based compensation expense for any tranches that have not vested in the period the awards are forfeited.

Unvested shares of restricted stock are not considered outstanding because the grantee is not entitled to the rewards of share ownership prior to vesting. Unvested shares are not shown as outstanding on the balance sheet and are excluded from earnings (loss) per share until the shares are vested.
The Company did not grant any stock options during the three and nine months ended September 30, 2022 or three months ended September 30, 2021. The Company granted 0.3 million stock options during the nine months ended September 30, 2021. The Company granted 4.7 million and 22.2 million RSUs during the three and nine months ended September 30, 2022, respectively, and 1.0 million and 5.8 million RSUs during the three and nine months ended September 30, 2021, respectively.
The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$(13,768)	$1,259	$69,343	$3,352
Sales and marketing	560	94	2,026	375
Research and development	2,892	175	10,669	569
Total	$(10,316)	$1,528	$82,038	$4,296
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
Loss per share for the three and nine months ended September 30, 2021 was retroactively restated to reflect the application of the Business Combination. Net loss for the three and nine months ended September 30, 2021 was adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(Restated)		(Restated)
Net loss	$(9,766)	$(42,109)	$(322,334)	$(168,198)
Adjustments to net loss	—	(4,940)	—	(13,298)
Net loss attributable to common stockholders	$(9,766)	$(47,049)	$(322,334)	$(181,496)
Weighted-average shares outstanding, basic and diluted	280,906	51,153	274,290	49,138
Loss per share, basic and diluted	$(0.03)	$(0.92)	$(1.18)	$(3.69)

The following outstanding securities were excluded from the computation of loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2022	2021
Redeemable Convertible Senior Preferred Stock	—	25,714
Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock	—	135,225
Founders Convertible Preferred Stock	—	3,993
Unvested shares of Common Stock	—	518
Stock options	10,119	12,978
Time-based vesting RSUs	26,082	5,124
Market-based vesting RSUs	8,535	—
Warrants to purchase Redeemable Convertible Prime Preferred Stock	—	60
Warrants to purchase Redeemable Convertible Senior Preferred Stock	—	2,822
Warrants to purchase Class A Common Stock	12,935	—
Contingently issuable shares	1,977	—
Total	59,648	186,433
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 11 – Commitments and Contingencies
Operating Leases
As of September 30, 2022, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world, which expire at various dates through 2027. The terms of the lease agreements provide for fixed rental payments on a gradually increasing basis over the term of the lease. The Company did not enter into any material new leases during the nine months ending September 30, 2022.
Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. The Company did not enter into any material new purchase commitments during the nine months ending September 30, 2022.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility and Promissory Note. As of September 30, 2022, the Company has future minimum payments of $104.2 million due in the next 12 months.
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
On November 17, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against the Company and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling. The complaint alleges that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by the SEC, by making allegedly materially false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
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

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended September 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
					(Restated)			(Restated)
Revenues:
Sharing	$47,409	$21,293	$62	$68,765	$41,785	$17,944	$—	$59,729
Product sales	3,995	99	—	4,094	812	567	—	1,379
Total revenues	51,404	21,392	62	$72,859	42,597	18,511	—	$61,108
Cost of revenues:
Cost of sharing, exclusive of depreciation	20,472	11,443	29	31,944	24,685	9,570	—	34,255
Depreciation on sharing vehicles	8,540	3,127	14	11,681	6,871	10,382	—	17,253
Cost of product sales	1,523	—	—	1,523	897	481	—	1,378
Impairment of product sales inventory	—	—	—	—	—	—	—	—
Total cost of revenues	30,535	14,570	43	$45,148	32,453	20,433	—	$52,886
Gross margin:
Sharing	18,397	6,723	19	25,140	10,229	(2,008)	—	8,221
Product sales	2,472	99	—	2,571	(85)	86	—	1
Total gross margin	$20,869	$6,822	$19	$27,711	$10,144	$(1,922)	$—	$8,222
Reconciling items:
Total expenses				$37,088				$50,351
Loss before income taxes				$(9,377)				$(42,129)

	Nine Months Ended September 30,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
					(Restated)			(Restated)
Revenues:
Sharing	$114,736	$47,272	$229	$162,237	$98,652	$33,550	$—	$132,202
Product sales	12,196	566	—	12,762	$7,274	1,532	—	8,806
Total revenues	126,932	47,838	229	174,999	105,926	35,082	—	141,008
Cost of revenues:
Cost of sharing, exclusive of depreciation	59,281	28,034	96	87,411	62,557	16,627	—	79,184
Depreciation on sharing vehicles	22,361	16,630	54	39,045	14,285	19,526	—	33,811
Cost of product sales	11,190	290	—	11,480	7,681	1,345	—	9,026
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues	124,601	44,954	150	169,705	84,523	37,498	$—	122,021
Gross margin:
Sharing	33,094	2,608	79	35,781	21,810	(2,603)	—	19,207
Product sales	(30,763)	276	—	(30,487)	(407)	187	—	(220)
Total gross margin	$2,331	$2,884	$79	$5,294	$21,403	$(2,416)	$—	$18,987
Reconciling items:
Total expenses				$327,113				$187,075
Loss before income taxes				$(321,819)				$(168,088)
    In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.
Note 13 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report and determined that, other than the events discussed above under Note 7 - Notes Payable, there have been no events that have occurred that would require adjustment to, or disclosure in, our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited annual consolidated financial statements and related notes as disclosed in our 2021 Form 10-K/A. This discussion reflects the historical results of operations and financial position of Bird Rides and its subsidiaries prior to the Business Combination (as defined below). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K/A.
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

Since our first shared ride in 2017, we have facilitated over 175 million trips on Bird vehicles through our vehicle -sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs worldwide. We believe that Bird is uniquely positioned to capture share in this market due to (i) our deep operating experience as a micromobility industry pioneer, (ii) our advanced technology and data platform, (iii) aligned incentives in the mutually beneficial operating model in which we utilize third-party logistics providers (“Fleet Managers”) to store, charge, maintain, and repair our vehicles, and (iv) our strong year-round unit economics.

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

Local in-market operations for our Sharing business are either managed with the support of a network of Fleet Managers or through our in-house teams (“In-House”). Prior to the second quarter of 2020, substantially all of our in-market operations were conducted via the In-House operating model. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to quickly relaunch and provide safe and socially distanced transportation options for our global city partners.

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
Recent Developments

On October 18, 2022, we made the decision to fully exit three European countries (Germany, Sweden, and Norway), and to wind down operations in several dozen additional, primarily small to mid-sized markets across the United States and Europe, Middle East, and Africa ("EMEA").

On November 11, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with its management, determined that (i) the Company’s audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and the quarterly periods within those years, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022, (ii) its condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and (iii) its condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022 (collectively, the “Original Filings”, and each such quarterly or annual period covered therein, an "impacted period"), should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results contained in the Original Filings should no longer be relied upon.

The determination results from an error we identified in connection with the preparation of this Quarterly Report related to our business system configuration that impacted the recognition of revenue on certain trips completed by customers of its Sharing business (“Rides”) for which collectability was not probable. Specifically, for customers with insufficient preloaded “wallet” balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. This error resulted in an overstatement of Sharing revenue in the consolidated statements of operations for the impacted periods and an understatement of deferred revenue in the consolidated balance sheets as of the end of each impacted period. We also corrected certain other previously identified immaterial errors included in the financial statements as of and for the three and nine months ended September 30, 2021 and 2020, and as of and for the year ended December 31, 2020, as disclosed in the 2021 Form 10-K/A. We restated the Original Filings on November 17, 2022.
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

Impairment of Assets

During the nine months ended September 30, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, we compared the estimated fair value of the Company's reporting units to its carrying value, including goodwill, and impaired the entire carrying value of North America and EMEA goodwill. In addition, certain vehicle deposits, vehicles, spare parts, and contractual deposits were impaired.

Interest Expense, Net

Interest expense, net primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of foreign currency exchange gains and losses, costs associated with the issuance of derivative liabilities, and mark-to-market (“MTM”) adjustments of derivative liabilities.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes primarily consists of income taxes in foreign jurisdictions and U.S. state income taxes. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state net operating losses, as well as the majority of our foreign deferred tax assets. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
		(Restated)
Revenues:
Sharing	$68,765	$59,729	$9,036	15.1%
Product sales	4,094	1,379	2,715	196.9
Total revenues	72,859	61,108	11,751	19.2
Cost of revenues:
Cost of sharing, exclusive of depreciation	31,944	34,255	2,311	6.7
Depreciation on sharing vehicles	11,681	17,253	5,572	32.3
Cost of product sales	1,523	1,378	(145)	(10.5)
Impairment of product sales inventory	—	—	—	**
Total cost of revenues	45,148	52,886	7,738	14.6
Gross margin:
Sharing	25,140	8,221	16,919	205.8
Product sales	2,571	1	2,570	**
Total gross margin	27,711	8,222	19,489	237.1
Other operating expenses: (1)
General and administrative	16,876	30,837	13,961	45.3
Selling and marketing	3,177	3,392	215	6.3
Research and development	9,386	5,804	(3,582)	(61.7)
Impairment of assets	—	—	—	**
Total operating expenses	29,439	40,033	10,594	26.5
Loss from operations	(1,728)	(31,811)	30,083	**
Interest expense, net	(3,765)	(325)	(3,440)	(1058.5)
Other (expense) income, net	(3,884)	(9,993)	6,109	61.1
Loss before income taxes	(9,377)	(42,129)	32,752	77.7
Provision for (benefit from) income taxes	389	(20)	(409)	(2045.0)
Net loss	$(9,766)	$(42,109)	$32,343	76.8%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,
	2022	2021
General and administrative	$(13,768)	$1,259
Sales and marketing	560	94
Research and development	2,892	175
Stock-based compensation expense	$(10,316)	$1,528

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Three Months Ended September 30,
	2022	2021
		(Restated)
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	43.8	56.1
Depreciation on sharing vehicles	16.0	28.2
Cost of product sales	2.1	2.3
Impairment of product sales inventory	—	—
Total cost of revenues	62.0	86.5
Gross margin:
Sharing	34.5	13.5
Product sales	3.5	0.0
Total gross margin	38.0	13.5
Other operating expenses: (1)
General and administrative	23.2	50.5
Selling and marketing	4.4	5.6
Research and development	12.9	9.5
Impairment of assets	—	—
Total operating expenses	40.4	65.5
Loss from operations	(2.4)	(52.1)
Interest expense, net	(5.2)	(0.5)
Other (expense) income, net	(5.3)	(16.4)
Loss before income taxes	(12.9)	(68.9)
Provision for (benefit from) income taxes	0.5	0.0
Net loss	(13.4)%	(68.9)%
Sharing Revenue
Sharing revenue increased by $9.0 million, or 15.1%, for the three months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by $2.7 million, or 196.9%, for the three months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, decreased by $2.3 million, or 6.7%, for the three months ended September 30, 2022, compared to the same period last year. The decrease was primarily driven by decreases of $3.0 million in Fleet Manager operation costs, $0.3 million in network and cloud services, and $0.2 million in other cost of revenue, partially offset by increases of $0.7 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, and $0.3 million in In-House operation costs.
Depreciation on Sharing Vehicles
Depreciation on Sharing vehicles decreased by $5.6 million, or 32.3%, for the three months ended September 30, 2022, compared to the same period last year. The decrease was primarily driven by a decrease of $7.2 million attributable to vehicle mix and other, including the effect of certain asset impairments on depreciation, offset by an increase of $1.6 million attributable to an increase in the number of Rides (as defined below).
Cost of Product Sales Revenue
Cost of Product Sales revenue increased by a nominal amount for the three months ended September 30, 2022, compared to the same period last year.
General and Administrative Expenses
General and administrative expenses decreased by $14.0 million, or 45.3%, for the three months ended September 30, 2022, compared to the same period last year. The decrease was primarily driven by decreases of $14.9 million in personnel expenses offset by increases of $1.2 million in off-site storage and logistics expenses and $0.9 million in business insurance expenses. The decrease in personnel expenses is primarily attributable to the forfeiture of certain Closing Grants, resulting in the reversal of $31.0 million of stock-based compensation expense recognized under the accelerated attribution method, partially offset by $16.0 million of stock-based compensation expense recognized for the remaining Closing Grants and other service-based vesting RSUs granted after the consummation of the Business Combination.
Selling and Marketing Expenses
Selling and marketing expenses decreased by a nominal amount for the three months ended September 30, 2022, compared to the same period last year.
Research and Development Expenses
Research and development expenses increased by $3.6 million, or 61.7%, for the three months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $2.5 million in personnel expenses and $1.5 million in technology services expenses. Personnel expenses primarily consist of an increase of $2.7 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Interest Expense, Net
Interest expense was $3.8 million for the three months ended September 30, 2022, compared to the same period last year, primarily attributable to an increase in the outstanding debt balance.
Other (Expense) Income, Net
Other expense decreased by $6.1 million, or 61.1%, for the three months ended September 30, 2022, compared to the same period last year. The decrease was primarily attributable to lower MTM expense of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing.

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes increased by a nominal amount for the three months ended September 30, 2022, compared to the same period last year.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results are not necessarily indicative of future results.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
		(Restated)
Revenues:
Sharing	$162,237	$132,202	$30,035	22.7%
Product sales	12,762	8,806	3,956	44.9
Total revenues	174,999	141,008	33,991	24.1
Cost of revenues:
Cost of sharing, exclusive of depreciation	87,411	79,184	(8,227)	(10.4)
Depreciation on sharing vehicles	39,045	33,811	(5,234)	(15.5)
Cost of product sales	11,480	9,026	(2,454)	(27.2)
Impairment of product sales inventory	31,769	—	(31,769)	**
Total cost of revenues	169,705	122,021	(47,684)	(39.1)
Gross margin:
Sharing	35,781	19,207	16,574	86.3
Product sales	(30,487)	(220)	(30,267)	**
Total gross margin	5,294	18,987	(13,694)	(72.1)
Other operating expenses: (1)
General and administrative	185,919	91,981	(93,938)	(102.1)
Selling and marketing	13,587	10,880	(2,707)	(24.9)
Research and development	32,223	19,096	(13,127)	(68.7)
Impairment of assets	215,822	—	(215,822)	**
Total operating expenses	447,551	121,957	(325,594)	(267.0)
Loss from operations	(442,257)	(102,970)	(339,288)	(329.5)
Interest expense, net	(7,776)	(5,011)	(2,765)	(55.2)
Other (expense) income, net	128,214	(60,107)	188,321	313.3
Loss before income taxes	(321,819)	(168,088)	(153,731)	(91.5)
Provision for (benefit from) income taxes	515	110	(405)	(368.2)
Net loss	$(322,334)	$(168,198)	$(154,137)	(91.6)%
** Percentage not meaningful.
(1)Includes stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2022	2021
General and administrative	$69,343	$3,352
Sales and marketing	2,026	375
Research and development	10,669	569
Stock-based compensation expense	$82,038	$4,296

The following table sets forth the components of our unaudited condensed consolidated statements of operations for each of the periods presented as a percentage of total revenues:

	Nine Months Ended September 30,
	2022	2021
		(Restated)
Total revenues	100.0%	100.0%
Cost of sharing, exclusive of depreciation	49.9	56.2
Depreciation on sharing vehicles	22.3	24.0
Cost of product sales	6.6	6.4
Impairment of product sales inventory	18.2	—
Total cost of revenues	97.0	86.5
Gross margin:
Sharing	20.4	13.6
Product sales	(17.4)	(0.2)
Total gross margin	3.0	13.5
Other operating expenses: (1)
General and administrative	106.2	65.2
Selling and marketing	7.8	7.7
Research and development	18.4	13.5
Impairment of assets	123.3	—
Total operating expenses	255.7	86.5
Loss from operations	(252.7)	(73.0)
Interest expense, net	(4.4)	(3.6)
Other (expense) income, net	73.3	(42.6)
Loss before income taxes	(183.9)	(119.2)
Provision for (benefit from) income taxes	0.3	0.1
Net loss	(184.2)%	(119.3)%
Sharing Revenue
Sharing revenue increased by $30.0 million, or 22.7%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by an increase in the number of Rides (as defined below).
Product Sales Revenue
Product Sales revenue increased by $4.0 million, or 44.9%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by the sale of our e-bikes and scooters.
Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, increased by $8.2 million, or 10.4%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $2.9 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, $2.0 million in other cost of revenue, $1.8 million in In-House operation costs, $1.5 million in vehicle count adjustments, and $0.5 million in Fleet Manager operation costs, partially offset by a decrease of $0.3 million in network and cloud services.
Depreciation on Sharing Vehicles
Depreciation on Sharing vehicles increased by $5.2 million, or 15.5%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by an increase of $8.3 million attributable to an increase in the number of Rides (as defined below), offset by a decrease of $3.1 million attributable to vehicle mix and other, including the effect of certain asset impairments on depreciation.

Cost of Product Sales Revenue
Cost of Product Sales revenue increased by $2.5 million, or 27.2%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by a $2.6 million increase in vehicle and spare part sales.
Impairment of Product Sales Inventory
Impairment of Product Sales inventory was $31.8 million for the nine months ended September 30, 2022, driven by our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items.
General and Administrative Expenses
General and administrative expenses increased by $93.9 million, or 102.1%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $74.5 million in personnel expenses, $5.2 million in off-site storage and logistics expenses, $3.7 million in bad debt expenses, $3.6 million in business insurance expenses, $2.8 million in professional services expenses, $2.2 million in other general and administrative expenses, and $1.8 million in independent contractor expenses. Personnel expenses consist of increases of $66.0 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $8.6 million of other personnel expenses due to an increase in headcount to support public company operational maturity.
Selling and Marketing Expenses
Selling and marketing expenses increased by $2.7 million, or 24.9%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by an increase of $3.1 million in personnel expenses. Personnel expenses consist of increases of $1.6 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants and $1.4 million of other personnel expenses to support business expansion.
Research and Development Expenses
Research and development expenses increased by $13.1 million, or 68.7%, for the nine months ended September 30, 2022, compared to the same period last year. The increase was primarily driven by increases of $10.2 million in personnel expenses and $3.2 million in technology services expenses. Personnel expenses primarily consist of an increase of $10.1 million in stock-based compensation expense primarily attributable to the issuance of the Closing Grants.
Impairment of Assets
Impairment of assets was $215.8 million for the nine months ended September 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits.
Interest Expense, Net
Interest expense increased by $2.8 million, or 55.2%, for the nine months ended September 30, 2022, compared to the same period last year, primarily attributable to an increase in the outstanding debt balance.
Other (Expense) Income, Net
Other (expense) income increased by $188.3 million, or 313.3%, for the nine months ended September 30, 2022, from $60.1 million of other expense for the nine months ended September 30, 2021 to $128.2 million of other income for the nine months ended September 30, 2022. The change from other expense to other income was primarily attributable to MTM adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing, resulting in MTM expense, and derivative liabilities assumed in connection with the Business Combination and PIPE Financing, resulting in MTM income.
Provision for (Benefit from) Income Taxes
Provision for income taxes increased by a nominal amount for the nine months ended September 30, 2022, compared to the same period last year.
Key Operating Metrics and Non-GAAP Financial Measures
We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except as otherwise noted)
		(Restated)		(Restated)
Operating Metrics
Rides	16.5	15.1	38.3	30.8
Average Rides per Deployed Vehicles per Day (x)	1.5x	2.1x	1.4x	1.7x
Average Deployed Vehicles (in thousands)	117.3	78.5	102.2	65.1
Gross Transaction Value	$89.4	$79.5	$218.5	$182.1
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$37.7	$26.7	$76.6	$55.3
% of Sharing Revenue	55%	45%	47%	42%
Ride Profit (after Vehicle Depreciation)	$26.0	$8.9	$37.3	$19.4
% of Sharing Revenue	38%	15%	23%	15%
Adjusted EBITDA	$0.2	$(9.9)	$(68.2)	$(57.1)
Free Cash Flow	$(1.2)	$(64.8)	$(131.7)	$(181.8)
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

The following table presents a breakdown of our calculation of GTV:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)		(Restated)		(Restated)
Revenue	72.9	61.1	175.0	141.0
Contra Revenue	10.3	10.9	30.9	25.1
Platform Adjustment (1)	6.3	7.5	12.6	15.9
Gross Transaction Value	89.4	79.5	218.5	182.1
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)		(Restated)		(Restated)
Gross margin	27.7	8.2	5.3	19.0
Vehicle depreciation (1)	11.7	17.8	39.3	35.9
Vehicle count adjustments (2)	0.9	0.6	1.5	0.2
Product Sales division (3)	(2.6)	0.0	30.5	0.2
Ride Profit (before Vehicle Depreciation)	37.7	26.7	76.6	55.3
Vehicle depreciation (1)	(11.7)	(17.8)	(39.3)	(35.9)
Ride Profit (after Vehicle Depreciation)	26.0	8.9	37.3	19.4
______________
(1)We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation adjustments, which were $0.0 million and $(0.3) million for the three and nine months ended September 30, 2022, respectively, and $(0.6) million and $(2.1) million for the three and nine months ended September 30, 2021, respectively.
(2)We exclude vehicle count adjustments as these are adjustments made based on results of physical inventory counts, which are non-cash in nature.
(3)We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners. Product Sales division includes impairment of inventory and inventory deposits, which were $0.0 million and $31.8 million for the three and nine months ended September 30, 2022, respectively.
Adjusted EBITDA: Adjusted EBITDA is a non-GAAP supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months in the Northern Hemisphere. We calculate Adjusted EBITDA as net loss, adjusted to exclude (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other (expense) income, net, (viii) legal settlements and reserves, (ix) impairment of Product Sales inventory, (x) impairment of assets, and (xi) other non-recurring, non-cash, or non-core items.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)		(Restated)		(Restated)
Net loss	(9.8)	(42.1)	(322.3)	(168.2)
Interest expense, net	3.8	0.3	7.8	5.0
Provision for (benefit from) income taxes	0.4	0.0	0.5	0.1
Depreciation and amortization (1)	12.1	19.2	41.2	39.7
Vehicle count adjustments	0.9	0.6	1.5	0.2
Stock-based compensation expense	(10.3)	1.5	82.0	4.3
Tariff refunds	—	—	—	—
Other (expense) income, net	3.9	10.0	(128.2)	60.1
Legal settlements and reserves	(1.7)	0.5	(0.8)	1.9
Impairment of product sales inventory	—	—	31.8	—
Impairment of assets	—	—	215.8	—
Other non-recurring, non-cash, or non-core items	1.0	—	2.5	(0.2)
Adjusted EBITDA	0.2	(9.9)	(68.2)	(57.1)
______________
(1)Depreciation and amortization excludes tariff depreciation and other adjustments, which were $0.0 million and $(0.3) million for the three and nine months ended September 30, 2022, respectively, and $(0.6) million and $(2.1) million for the three and nine months ended September 30, 2021, respectively.

Free Cash Flow: Free Cash Flow is a non-GAAP financial measure used by our management and board of directors as an important indicator of our liquidity, as it is an additional basis for assessing the amount of cash we generate. Accordingly, we believe that Free Cash Flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; free cash flow does not reflect our future contractual commitments; and free cash flow does not represent the total residual cash flow for a given period.

We calculate Free Cash Flow as net cash provided by (used in) operating activities, adjusted to exclude capital expenditures, which consist of purchases of vehicles and property and equipment. The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP cash flow measure, net cash provided by (used in) operating activities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Net cash provided by (used in) operating activities	$2.2	$(20.8)	$(44.9)	$(66.4)
Capital Expenditures(1)	(3.5)	(44.1)	(86.8)	(115.5)
Free Cash Flow	$(1.2)	$(64.8)	$(131.7)	$(181.8)
______________
(1)Capital expenditures were primarily made up of purchases of vehicles, which were $3.5 million and $44.1 million for the three months ended September 30, 2022 and 2021, and $86.3 million and $115.4 million for the nine months ended September 30, 2022 and 2021.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of September 30, 2022, we had unrestricted cash and cash equivalents totaling $38.5 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.

We believe that our cash and cash equivalents as of September 30, 2022 are not sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. We have generally incurred recurring losses and negative cash flows since inception and have an accumulated deficit of $1,467.0 million as of September 30, 2022. For the nine months ended September 30, 2022, we used approximately $26.3 million of cash in operations. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to us on satisfactory terms, or at all. As of September 30, 2022, we had $38.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. If the Company is unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully and may need to scale back or discontinue certain or all operations in order to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations. As such, these factors raise substantial doubt about our ability to continue as a going concern.

Accordingly, we plan to continue to closely monitor our operating forecast, reduce our operating expenses, and pursue additional sources of outside capital. On October 18, 2022, we announced plans to fully exit three unprofitable European countries (Germany, Sweden, and Norway), and to wind down operations in several dozen additional, primarily small to mid-sized unprofitable markets across the U.S. and EMEA, as part of our previously announced business plan to reduce costs. Along with this global footprint realignment, we are targeting additional reductions in its operating expenses.

Additionally, we continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of equity holders. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing equity holders. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations.

Debt and Equity Financings
In April 2021, our wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, allowing the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany leasing agreement (the “Scooter Lease”).
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
In July 2022, the SPV entered into Amendment No. 5 to the Apollo Credit Agreement which, among other things, transitioned the interest rate calculation from the London Inter-bank Offered Rate to the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points).
On October 7, 2022, subsequent to the end of the third quarter, the SPV entered into Amendment No. 6 to the Apollo Credit Agreement (the “Amendment No. 6”), which, among other things, (a) waived the requirement for the SPV to maintain a reserve account in favor of the Administrative Agent concurrently with a $15.0 million prepayment of outstanding loans made using the cash balance in the reserve account, (b) amended the calculation of the monthly amortization amount from a percentage of outstanding loans to a seasonally-adjusted flat dollar amount per month, (c) waived the quarterly revenue-based amortization payments due in October 2022 and January 2023 and provided a mechanism to reduce or waive the quarterly revenue-based amortization payment due in April 2023, (d) limited the number of scooters included in the calculation of each quarterly revenue-based amortization payment to those scooters necessary to meet the then applicable loan-to-cost financial covenant, and (e) provided for the post-closing waiver of the requirement to maintain a $25.0 million cash-collateralized letter of credit in favor of the Administrative Agent in connection with a $25.0 million prepayment of outstanding loans made using the cash that previously secured the letter of credit. Pursuant to Amendment No. 6, the amount available under the Apollo Vehicle Financing Facility was reduced to $5.0 million.

In addition, on October 7, 2022, the SPV entered into Amendment No. 3 to the Scooter Lease which, among other things, amended the minimum liquidity and minimum tangible net worth financial covenants.

In connection with Amendment No. 6, (a) Bird Rides International amended the EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022, to, among other things, amend the guaranty provided pursuant to the Existing EMEA Guaranty to guarantee all outstanding loans under the Apollo Credit Agreement, and (b) Bird Rides entered into the Parent Guaranty, pursuant to which, among other things, Bird Rides provides an unsecured guaranty in respect of all outstanding loans under the Apollo Credit Agreement.
Additionally, in May 2022, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) whereby we have the right, but not the obligation, to sell to Yorkville up to $100.0 million of shares of Class A Common Stock at our request during the 36 months following the execution of the Purchase Agreement, subject to certain conditions. Pursuant to the terms and conditions set forth in the Purchase Agreement, we requested a pre-advance loan (the “Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan is evidenced by a promissory note (the “Promissory Note”), which will mature on the seven-month anniversary of the Pre-Advance Loan. The Promissory Note accrues interest at a rate of 0%, but was issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium. As of September 30, 2022, we issued 6.7 million shares of Class A Common Stock for $3.2 million in net proceeds.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(44,903)	$(66,353)
Net cash used in investing activities	(86,786)	(115,470)
Net cash provided by financing activities	52,611	184,618
Operating Activities
Net cash used in operating activities was $44.9 million for the nine months ended September 30, 2022, primarily consisting of $322.3 million of net loss adjusted for $132.6 million of issuance and MTM adjustments of derivative liabilities, offset by $215.8 million of impairment of assets, $82.0 million of stock-based compensation expense, $41.0 million of depreciation and amortization, $31.8 million of impairment of Product Sales inventory, $20.6 million related to changes in working capital, $10.3 million of non-cash vehicle expenses, $5.1 million of bad debt expense, $2.3 million of amortization of debt issuance costs and discounts, and $1.0 million of other non-cash expenses. The cash provided by working capital was largely driven by a decrease in inventory and increases in accounts payable, deferred revenue, and accrued expenses and other current assets, offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in other liabilities.
Net cash used in operating activities was $66.4 million for the nine months ended September 30, 2021, primarily consisting of $168.2 million of net loss adjusted for $53.6 million of issuance and MTM adjustments of derivative liabilities, $37.1 million of depreciation and amortization, $4.3 million of stock-based compensation expense, $4.1 million of non-cash vehicle expenses, $2.5 million related to changes in working capital, $2.3 million of loss on extinguishment of debt, $1.4 million of bad debt expense, and $1.3 million of amortization of debt issuance costs and discounts. The cash used in working capital was largely driven by increases in inventory and prepaid expenses and other current assets and decreases in accounts payable and other liabilities, offset by increases in deferred revenue and accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities was $86.8 million for the nine months ended September 30, 2022, primarily consisting of $86.3 million of cash used in the purchases of vehicles.
Net cash used in investing activities was $115.5 million for the nine months ended September 30, 2021, primarily consisting of $115.4 million of cash used in the purchases of vehicles.
Financing Activities
Net cash provided by financing activities was $52.6 million for the nine months ended September 30, 2022, primarily consisting of $109.1 million of proceeds from borrowings, net of issuance costs, partially offset by $54.7 million of debt repayments and $2.2 million of payments for taxes related to net share settlement.
Net cash provided by financing activities was $184.6 million for the nine months ended September 30, 2021, primarily consisting of $207.8 million of proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs, and $17.6 million of proceeds from borrowings, net of issuance costs, offset by $40.6 million of debt repayments.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2021 Form 10-K/A and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Form 10-K/A.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points). Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Assuming that the full amount available under the Vehicle Financing Facility was drawn, a 100 basis point increase or decrease in interest rate as of September 30, 2022 would not have a material impact on our financial condition or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Company's principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and as a result of the material weakness described below, the Company's principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level.
Material Weakness

As disclosed in our 2021 Form 10-K/A, in connection with the preparation of this Quarterly Report, we identified errors in our business system configuration that impacted the recognition of revenue on certain Rides for which collectability was not probable. Specifically, for customers with insufficient preloaded "wallet" balances, following the completion of Rides our business systems recorded revenue for uncollectible balances. On November 11, 2022, the Audit Committee of our Board of Directors, after discussion with our management, concluded that (i) our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein and (ii) our condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, should not be relied upon. In connection with the restatement of our financial statements for the foregoing periods, management identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020 and September 30, 2022 related to the ineffective design of controls around our business systems and the lack of a review control to detect that our business systems failed to constrain revenue that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded in prior periods.

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
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 17, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against the Company and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling. The complaint alleges that we violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by the SEC, by making allegedly materially false and misleading statements, and by omitting material facts necessary to make the statements made therein not misleading. The lawsuit seeks, among other things, compensatory statutory damages, attorneys’ fees and costs and such other relief as deemed just and proper by the court. The Company intends to vigorously defend against these claims. The Company believes it has meritorious defenses to the claims of the plaintiff and members of the class and any liability for the alleged claims is not currently probable and the potential loss or range of loss is not reasonably estimable.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K/A. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. Other than the following, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K/A:
Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
As of September 30, 2022, we had $38.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing, and/or equity financing to supplement the Company’s capitalization and liquidity, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. If we raise funds by issuing debt securities, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of equity holders. If we are unsuccessful in our operations to restructure and secure new financing, we may need to seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, which would harm our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2022, pursuant to the terms of the Purchase Agreement, the Company issued 6.7 million shares of Class A Common Stock to Yorkville, in reliance on Section 4(a)(2) of the Securities Act and Rule 506 as a transaction not involving a public offering, for aggregate consideration of $3.1 million, all of which was used to repay a portion of the Pre-Advance Loan. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report for more information about the Purchase Agreement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of May 11, 2021 by and among Switchback, Merger Sub, Bird Holdings and Bird Global	S-4	333-256187	2.1	05/14/2021
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-360893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
10.1	Compensation Letter Agreement by and between Ben Lu and Bird Rides, Inc., dated September 21, 2022	8-K	001-41019	10.1	09/23/2022
10.2	Separation and Release Agreement, by and between William Scott Rushforth and Bird Rides, Inc., dated September 21, 2022	8-K	001-41019	10.2	09/23/2022
10.3	Compensation Letter Agreement by and between Shane Torchiana and Bird Rides, Inc., dated November 9, 2022	8-K/A	001-41019	10.1	11/16/2022
10.4	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2022	10-Q/A	001-41019	10.6	11/17/2022
10.5	Amendment No. 6 to Loan and Security Agreement dated as of October 7, 2022	8-K	001-41019	99.1	10/11/2022
10.6	Amendment No. 3 to Master Scooter Operating Lease and Servicing Agreement dated as of October 7, 2022	8-K	001-41019	99.2	10/11/2022
10.7	Second Amended and Restated EMEA Guaranty dated as of October 7, 2022	8-K	001-41019	99.3	10/11/2022
10.8	Parent Guaranty dated as of October 7, 2022	8-K	001-41019	99.4	10/11/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: November 17, 2022	By:	/s/ Shane Torchiana
Shane Torchiana
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 17, 2022	By:	/s/ Ben Lu
Ben Lu
Chief Financial Officer
(Principal Financial Officer)