Form 10-K
period 2022-12-31
Bird Global, Inc.
filed 2023-03-16
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $80.7 million based upon the closing price reported for such date on the New York Stock Exchange.
As of March 6, 2023, the number of shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding was 286,401,832, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options and the number of shares of the registrant’s Class X common stock, par value $0.0001 per share, outstanding was 34,534,930.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the registrant’s 2023 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans to exit certain markets and anticipated cost savings associated with such exits, our ability to continue as a going concern, our plans to seek additional capital, and our objectives for future operations.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report. The forward-looking statements in this Annual Report are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to this Annual Report with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.

Unless the context otherwise requires, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our securities. The principal risks and uncertainties affecting our business include the following:

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
•Any failure by Fleet Managers to maintain vehicle quality or service levels, or material changes to labor classifications or franchise regulations, could have a negative impact on Bird’s reputation and business.
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
•Adverse macroeconomic conditions, including market volatility, may adversely affect Bird's ridership and net revenues, which will adversely affect Bird's results of operations and financial condition.
•The markets in which Bird operates are highly competitive, and competition represents an ongoing threat to the growth and success of Bird’s business.
•Bird's substantial indebtedness could adversely affect its financial condition and its ability to operate its business.
•Bird may need additional capital, and it cannot be certain that additional financing will be available.
•Bird’s current level of cash and cash equivalents may not be sufficient to meet its operating plans for the next 12 months, which raises substantial doubt regarding Bird’s ability to continue as a going concern.
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

In partnership with cities, Bird’s proprietary technology and operations are revolutionizing the existing transportation paradigm by making lightweight electric vehicles readily available to rent around the world. We provide riders with a convenient alternative to transport themselves to work, to a local business or elsewhere in their communities. Our products and services are designed with one goal in mind: to make cities more livable by reducing car usage, lowering carbon emissions, and improving the safety of all road users.

Bird’s cleaner, affordable, and on-demand mobility solutions are available in more than 350 cities, primarily across the United States, Canada, Europe, the Middle East, and Australia. We take a collaborative, community-first approach to micromobility. By tailoring our operations to meet local transportation needs and collaborating with cities, we are actively reducing the hundreds of billions of trips under five miles made by gas-powered trips every year. Of the eight trillion trips taken globally each year, 60% are under five miles in length. We believe we can continue to make a significant impact on our environment and will continue to work to improve this large addressable market for years to come. Specifically, as consumers adopt environmentally conscious transportation alternatives, we continue to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues. Accelerated by the COVID-19 pandemic, many cities and towns have adopted favorable regulations for shared micromobility and invested in infrastructure to support affordable and safe transportation alternatives.

Advancing Transportation for the Modern Era

In most places, the current transportation paradigm is dangerous, inefficient, and environmentally detrimental.

Counties like Los Angeles, for example, have dedicated significant land area to roadways and vehicle parking infrastructure, while global deaths due to automobile collisions have increased to over one million per year. Further, in the United States, the transportation industry has become the single largest polluter, accounting for approximately 25% of the country’s total greenhouse gas emissions. This environmental impact is unsustainable and has a particularly negative impact in urban areas.

Bird’s core vehicle-sharing business and operations (“Sharing”) address the transportation problems that are plaguing communities around the world. In partnership with cities, we are accelerating access to environmentally friendly transportation alternatives that make more efficient use of existing infrastructure.

The Bird Solution

As the first company to deploy shared e-scooters and e-bikes, Bird provides a new transportation category that is accessible, efficient, and reliable. The prevalence and rapid adoption of e-scooter and e-bike sharing has accelerated the transition away from the legacy, car-centric transportation system while helping to alleviate the financial and environmental burden of car ownership and usage for short trips.

Shared micromobility has many advantages over traditional transportation modes. Unlike personal cars, rideshare services, and taxis, micromobility does not directly contribute to air pollution and congestion. For many, shared micromobility such as e-scooters provide a more efficient form of transportation, especially for trips under five miles.

As a means of transportation, our vehicles provide an affordable and accessible alternative to car ownership. Bird provides riders with an array of vehicles on-demand that can get them to their destination reliably and affordably. In partnership with cities and local transit organizations, Bird and its suite of shared micromobility vehicles are helping to fill the gaps with cleaner, more affordable, and more socially distant modes of transportation. Furthermore, our latest generation of Bird vehicle prevents an estimated 330 kilograms of greenhouse gas emissions (GHG) during its lifetime, or the equivalent to the carbon absorbed by 112 trees.

Our Offerings

Our offerings can be categorized into Sharing and Product Sales.

Sharing

Our Sharing business, Bird’s core offering since 2017, provides riders with on-demand access to Bird vehicles through our mobile application (the “Bird App”).

Users can download the Bird App on both Android and iOS smartphone platforms and become an eligible Bird rider following a brief onboarding process. This process requires users to confirm their age, follow a vehicle operation tutorial, and acknowledge safety guidance and local regulations before their first ride. Once completed, eligible riders can use the Bird App locate nearby vehicles. Riders also have the ability to reserve an available Bird vehicle up to 30 minutes in advance. When they are ready to take their trip, riders can unlock a Bird vehicle using a smartphone by scanning the QR code on the vehicle or by manually entering the vehicle identification code located on each vehicle. For riders without access to a smartphone, they can text Bird directly to begin a ride.

Bird generates revenue in the form of ride fees from trips taken by our customers. For a single ride, riders typically pay a standard unlock fee in addition to a per-minute price for each minute the vehicle is unlocked. Payment is processed in-app after the rider confirms parking compliance.

To scale our mission to a greater population, we offer a white labeled version of our products and technology (“Bird Platform”). Bird Platform partners purchase and hold title to fleets of Bird vehicles to operate in their local markets.

For the years ended December 31, 2022 and 2021, 95% and 91%, respectively, of our total revenue was generated from our Sharing business.

Product Sales

In addition to our Sharing business, we offer consumers the opportunity to purchase Bird vehicles for personal use. Bird’s Product Sales business makes environmentally conscious transportation accessible to a broader population and expands our reach to markets where we do not currently operate shared fleets. We also recognize sales of Bird vehicles to Bird Platform partners as Product Sales.

In May 2022, we announced an initiative to discontinue our Product Sales portfolio offering, simplify our business model and realign our resources to prioritize Sharing operations within our existing regions. We expect to complete the sale of our remaining Product Sales vehicle inventory by the end of fiscal 2023.

Our Operating Model

In-market operations for our Sharing business are managed either via in-house teams (“In-House”) or with the support of a network of local logistics providers (“Fleet Managers”).

In-House

Prior to the second quarter of 2020, substantially all of our in-market fleet operations were conducted In-House. This legacy operating model relied on Bird employees and contingent workers to manage certain day-to-day tasks and responsibilities related to maintaining our vehicles with support from independent contractors for certain ancillary tasks. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to provide safe and socially distanced operations. Portions of our business continue to operate profitably under the In-House model, proving it can be a viable model in select cities that generates positive unit economics. We will continue to evolve and innovate with our operating model to adapt to both city regulations and maximize efficiency of our operations to drive further unit economic improvements.

Fleet Managers

The Fleet Manager operating model aims to provide economic advancement and small business management opportunities across the globe. Known as Fleet Managers, these entrepreneurs and their businesses typically manage logistics for 100 or more Bird vehicles each, driving meaningful scale on a hyper-local level, particularly as we expand into small to mid-sized markets. Fleet Managers are compensated via a revenue sharing model, generating revenue from trips taken on Bird vehicles in their fleet. They are responsible for deploying, repairing, relocating, sanitizing, and charging their designated fleet of Bird vehicles. There are no upfront fees to Bird associated with becoming a Fleet Manager, and Fleet Managers typically utilize existing tools and resources to manage their fleet.

Why Bird Wins

Several core advantages and differentiators have driven and will continue to drive Bird’s extraordinary adoption. These include:

Advanced Hardware and Software Capabilities

Our Sharing vehicles are equipped with features to optimize sustainability, safety, performance-long-lasting battery, theft protection, and GPS-tracking that allows riders to lock, unlock, and locate our vehicles remotely from their smart devices. In addition to optimizing performance and rider experience, our Sharing vehicles are purposely built to be ruggedized and durable to bolster our unit economics, reducing costs associated with repairs and maintenance and extending overall vehicle lifespan, which leads to increased rides per vehicle. Our ongoing focus on innovation has yielded best-in-class sidewalk detection and virtual parking capability, allowing us to be a trusted partner to cities for safety and compliance.

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

Our data driven demand model identifies and suggests optimal drop locations to drive where we place vehicles daily. The demand model supplements hyper-local operating knowledge to improve utilization. The result is a lift in asset efficiency and a significant improvement in the user experience. In select test markets where we implemented our new demand model through in-house operations, we have experienced a material lift to utilization as measured by rides per deployed vehicle per day.

Adaptive Operating Model

We have realized the benefits of economies of learning. With each year of operation and each ride, we evaluate and improve upon our business model and offerings to ensure we are providing our riders, cities, and other stakeholders with the best possible experience. In the early innings of Bird's history, we scaled and operated entirely In-House, refining our logistics, warehousing and street level processes. Segments of our business have successfully operated In-House since inception, proving it is a viable and profitable operating model.

One of our key learnings was that we could optimize our service to provide a hyper-localized Sharing business for our riders while offering economic opportunity at the local level. These discoveries and aspirations were the genesis of our Fleet Manager program. Since launching the Fleet Manager program in 2020, we have a deeper understanding of the merits of this model, namely the aligned incentive structure, contributions to our positive year-round unit economics, and opportunity to efficiently expand and operate within small to mid-sized markets.

We have the foundation to operate both in-house and through our Fleet Manager program. As we evolve and understand the merits of each model, we will adapt and customize our operating model to optimize the experience for our riders, cities and other stakeholders, while preserving our positive unit economics. As we scale and continue to evolve our city operations in our more mature markets, we may reposition from the Fleet Manager model to the In-House model, or vice versa.

Strong Year-Round Positive Unit Economics

Fleet Managers typically utilize existing tools and resources to manage logistics for the vehicles in their fleet year round. Fleet Managers make money on rides taken on vehicles in their care, creating built-in economic incentives to ensure vehicles are properly maintained, frequently cleaned, and strategically placed to align with local demand.

The aligned operational incentives and revenue share construct of the Fleet Manager program bolster Bird’s leading unit economics and help reduce the impact of seasonality. The Fleet Manager model provides Bird with a means to achieve ride-level profitability even during periods of suppressed demand, while providing a positive return to Fleet Managers.

In the year ended December 31, 2022, Ride Profit Margins (before vehicle depreciation) (as defined elsewhere in this Annual Report), expanded to 55% of Sharing revenue as compared to 44% in the year ended December 31, 2021, despite continued pandemic-related headwinds, varying seasonal conditions, and global supply chain disruptions. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics and Non-GAAP Financial Measures” for more information.

Our Growth and Strategic Priorities

Since first offering shared e-scooters in the fall of 2017, we have launched fleets of environmentally conscious vehicles in over 350 cities worldwide, primarily across the United States, Canada, Europe, the Middle East, and Australia. Our overarching go-forward priorities are centered on profitable and self sustainable growth. Specifically, we intend to build upon our market leadership and grow our business through building our presence in existing regions, selectively expanding into new regions, deepening our city partnerships and strengthening our product offerings, using the following strategies:

Continue to Build on Our Presence in Existing Regions

We will continue to invest in and expand our footprint in existing regions, optimizing where we see a positive regulatory framework, in order to help cities meet their climate action goals, and replace more car trips that are five miles or less. Currently, we are only present in a third of cities in the United States that are suitable for micromobility services. By expanding our geographic coverage, we optimize the rider experience by providing increased availability and reliability, attract new riders, and grow our market opportunity. On top of consolidating our share in larger markets, we expect to continue investing in scaling operations to mid-tier markets with between 100,000 and 500,000 residents with attractive market dynamics, and low-income communities in urban areas, both historically underserved by the micromobility industry. We believe that we are more likely to win new city bids within a region where we have demonstrated our ability to provide best-in-class coverage to cross-jurisdictional cities. Therefore, we intend to expand into adjacent cities and localities to create a connected and seamless area of coverage for riders within a given region.

Selectively Expand to New Regions

We have made our solutions available in countries outside of North America and Europe, and we expect to continue to expand our global footprint over time, entering new and high-growth regions where we see significant long-term market potential to operate profitably, diversify the seasonality of our revenues, build competitive barriers to entry, capture new customers or better serve our existing customers. We are able to leverage historical demand data to identify opportunities, both in entering new markets and providing service to underserved areas of competitive markets.

Deepen our City Partnerships to Build Trust

In order to build on our presence, we must also deepen our relationship with our city partners. We understand the importance of collaborating with city leaders to develop working solutions and regulatory frameworks that make micromobility services safer and more integrated, while addressing cities' biggest transportation challenges. We need to play a greater role in shaping the solution. In order to do so, we must be viewed as a trusted partner. To become a trusted partner, we must invest our time to connect with city leaders to listen and fully understand the cities' pain points, build improved solutions to address them, and openly discuss onerous regulations that weigh down our ability to provide micromobility solutions to riders. We believe the end result is a win-win for both cities and Bird.

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

Bolster Our Data Platform and Analytics Capabilities

As part of our operations, we work in concert with several key stakeholders, including Fleet Managers, city transit authorities, and Bird Platform partners. To make the management of micromobility programs seamless for all stakeholders, we plan to invest in our city-facing data dashboards and analytics capabilities to drive insights and better inform operating decisions. We plan to launch our new demand model to supplement our Fleet Managers' hyper local knowledge with data-driven recommendations to drive vehicle utilization. We also plan to continue building on our existing capabilities in GPS positioning, sidewalk detection, autonomous braking, and mass transit integration. By improving our ability to collect and learn from these data points, we believe that we will be able to support fleet optimization and offer cities a differentiated value proposition when choosing to partner with us. Collectively, we believe these outcomes will improve availability for customers, generate revenue for Bird and our Fleet Manager partners, and improve city-planning and management initiatives.

Improve Vehicle Management and Asset Efficiency

We will continue to drive improved asset efficiency and unit economics through multiple folds. By investing in new methods, tools, and training for repair and refurbishment, rolling out more efficient vehicles including vehicles with swappable batteries, and continuing to build upon our inventory management processes, we should see improved quality of our vehicles and higher percentage of our fleet deployed on the road at any given time. These initiatives also extend average life of our vehicles, reducing our replacement capital expenditure spend, improve unit economics, and reduce our greenhouse gas impact as we generate more rides per vehicle.

Transitioning to Custom Third Party Vehicles

Vehicle innovation played a key role in establishing our market leadership when we first launched as a business in 2017 and 2018. Our In-House developed proprietary vehicles offered superior multi-year lifespans that allowed us to achieve a financial payback and lower greenhouse gas emission goals. Our latest and most sustainable model, the Bird Three, has a lifespan of up to two years and is among the most climate-friendly vehicles on the road. Our work going forward is to build upon our existing In-House developed vehicle elements, such as sidewalk detection, working with third party manufacturers on custom vehicles that focus only on a shortlist of hardware elements where we will have an edge and innovate in the areas that yield best-in-class capabilities. This will allow us to free up resources to add value in areas of clearest differentiation, and significantly shorten our lead times for capital expenditures.

Our Software Applications

Bird’s software applications are purpose-built for riders, Fleet Managers, and city partners. We are dedicated to providing best-in-class resources and tools for all stakeholders and enabling a seamless experience. Our core software applications are as follows:

Riders

The Bird App allows riders to seamlessly locate, reserve, unlock, and pay for a ride on one of our vehicles. With its built-in map, users have real-time insight into the available vehicles nearby. To start a trip, riders simply scan the vehicle’s QR code using the Bird App. Once they arrive at their destination or are ready to end their trip, riders use the Bird App to take a photo of the parked vehicle to confirm it is parked properly. Through the Bird App, riders have visibility into local operational areas and will receive alerts if they attempt to ride a vehicle out of the permitted zones.

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

Our Vehicles

Sharing Vehicles

Bird e-scooters benefit from many of the custom features that were built to respond to challenges unique to the shared micromobility industry and the needs of our city partners. For example, the Bird Three features an extended deck and additional mechanical brake for safer riding, a sensor fusion microchip for sidewalk detection, and a neck status indicator light. Our e-scooters are compact in size and come equipped with a dual-sided kickstand designed to prevent the vehicle from tipping over. In collaboration with our third party manufacturers, we will continue to improve the design of our e-scooters to both further facilitate rider safety and increase vehicle lifetime, such as the swappable battery feature of the Bird S, which was custom designed for Bird by our third party manufacturers and provides significant operational advantages. Other Bird S features include connectivity for remote motor deactivation, speed limitations, alarm sounds, unlicensed movement and tip over detection, and an aircraft-grade aluminum frame.

As of December 31, 2022, our global fleet of Bird e-scooters is comprised of 48% Bird Three, 13% Bird Two, 23% Bird One, 10% Bird Zero, and 6% Bird S.

In June 2021, we launched our e-bike Sharing service to meet fast-growing demand from cities and riders for more sustainable transportation options. Each bike is equipped with a high-powered electric motor capable of powering riders up hills with as much as a 20% grade, while its 75-pound frame and step-through design offers riders a sturdy yet maneuverable vehicle. Additionally, the shared Bird Bike has a front basket for storage, large pneumatic tires, and IoT features such as self-automating onboard diagnostics, geospeed technology and multi-mode geolocation.

Our vehicles are speed-limited to ensure safety, operability, and compliance with local bike lane regulations. For special zoning and speed limit requirements, we work with cities to ensure our hardware and software are in compliance with specific local regulations, and provide a positive rider experience.

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

Our Competition

The shared micromobility industry is relatively nascent and highly competitive. As a pioneer in the shared micromobility space, we compete with personal cars, rideshare services, and other modes of transportation for trips under five miles point to point.

We believe we are well positioned to effectively compete due to (i) our superior rider experience, which solves many of the traditional mobility pain points, (ii) sustainability is core to our mission and business model, resulting in our leading vehicle lifespan, (iii) our advanced hardware and software capabilities, (iv) our adaptive operating model, including our experience operating both through In-House teams and through our mutually beneficial Fleet Manager program, (v) our record of building successful city partnerships by focusing on city needs, and (vi) our strong positive year-round unit economics.

For a discussion of risks relating to competition, see the section titled “Risk Factors—Risks Related to Our Business and Industry—The markets in which we operate are highly competitive, and competition represents an ongoing threat to the growth and success of our business.”

Our Marketing and Brand

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
•Impact-Oriented. We are focused on results, work hard to achieve our mission, and inspire others to do the same. We always figure out how to get things done and approach each day with the goal of making the biggest impact we can.

Our Employees

As of December 31, 2022, we had 427 employees, of whom 425 were full-time employees.

Our Intellectual Property

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

We have invested in a patent program to identify and protect a portion of our strategic intellectual property in vehicle sharing, telecommunications, networking, and other technologies relevant to our business. As of December 31, 2022, we held ten issued U.S. patents and had four U.S. patent applications pending. We also held six issued patents in foreign jurisdictions and had no applications pending in foreign jurisdictions. We review our development efforts to assess the existence and patentability of new intellectual property.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand name and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2022, we held six registered trademarks in the United States, and also held more than 70 registered trademarks in foreign jurisdictions with more applications pending. We also have common law rights in some trademarks in certain jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.bird.co and other variations.

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

Item 1A. Risk Factors
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties of which we are unaware or which we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our securities could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our operations and performance rely significantly on global and regional macroeconomic conditions, which can directly impact demand for our e-scooter and e-bike sharing services and consumer products. Adverse macroeconomic conditions can materially adversely affect our business, results of operations, financial condition and stock price.

We generate the majority of our revenues in North America, but we also have international operations in regions outside of North America, including Europe, the Middle East and Australia. As a result, our operations and financial performance depend on global and regional macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, high unemployment, negative real wage growth, weaker consumer balance sheets, poor consumer confidence, lower consumer discretionary spending, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit conditions, higher interest rates, rising healthcare costs and declines in real estate or other asset values can adversely affect demand for our e-scooter and e-bike Sharing services and consumer products in the regions we operate.

Our vehicle suppliers are located outside of the U.S. Adverse global or regional macroeconomic conditions can have an impact on the operations of our suppliers, contract manufacturers, logistic providers, and other partners, including financial stability, ability to finance operations, and potential insolvency. In addition, a macroeconomic downturn can lead to tighter credit and liquidity conditions, limiting our ability to obtain vehicle and other financing, and increased risk to the collectability of our receivables. We rely on vehicle and vehicle spare parts financing to purchase and repair our vehicles for use. If we can not obtain sufficient financing, we may not be able to obtain adequate supply of vehicles to meet the demand for our vehicles within the cities and communities that we operate in.

These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price. Ongoing global monetary tightening to combat inflation can prolong these adverse economic conditions.

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

We have incurred net losses since our inception, and we may not be able to achieve or maintain profitability in the future. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, expand marketing channels and operations, hire additional employees, and continue to invest in our products and services and customer engagement. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business sufficient to offset these expenses. Furthermore, our offerings require significant capital investments and recurring costs, including debt payments, maintenance, depreciation, asset life, and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of our assets or our offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Additionally, as a public company, we expect stock-based compensation expense will continue to be a significant expense in future periods.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System, issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of March 16, 2023, we have access to our cash on deposit with SVB. If we are unable to access all or a significant portion of the amounts we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other financial institutions, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

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

Our current operating model uses third-party service providers called Fleet Managers to provide day-to-day vehicle logistics, including deployment, charging, and maintenance relating to our Sharing business. Our continued growth depends in part on our ability to cost-effectively attract and continue to work with qualified Fleet Managers who satisfy our screening and performance criteria. To attract and help retain the services of qualified Fleet Managers, we offer a percentage of net revenue on rides taken on vehicles in their care. Any number of factors could potentially negatively affect our ability to cost-effectively attract and retain the services of qualified Fleet Managers, including, but not limited to, a decrease in the amounts Fleet Manager partners make due to decreased fleet utilization (including due to seasonal variations or poor weather, increased competition from competitors adopting a similar business model, or offering different economic benefits, and/or a reclassification of Fleet Managers from contractors to employees). If we fail to cost-effectively attract and retain the services of qualified Fleet Managers, we may not be able to meet the demand of our users, including maintaining a competitive price for our users, and our business, financial condition, and results of operations could be adversely affected.

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

Our ability to plan for development, distribution, and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential riders. For example, expansion into smaller, long-tail markets is a key component of our growth strategy with respect to our Sharing business. Long-tail markets may differ in a number of ways from the more established markets in which we operate, including as a result of different tastes, preferences, and discretionary consumer spending. If the public does not perceive our Sharing business or other offerings as beneficial, or chooses not to adopt them as a result of concerns regarding public health or safety, affordability, or for other reasons, whether as a result of incidents on our or our competitors’ platforms, the COVID-19 pandemic, or otherwise, then the market for our offerings may not further develop, may develop more slowly than we expect, or may not achieve the growth potential we expect, which would harm our business and prospects. Additionally, we have re-evaluated, and may in the future re-evaluate, the markets in which we operate and the performance of our network of shared vehicles, and we have discontinued and may in the future discontinue operations in certain markets as a result of such evaluations . For example, on

October 18, 2022, we made the decision to fully exit three European countries (Germany, Sweden, and Norway), and to wind down operations in several dozen additional, primarily small to mid-sized markets across the United States and EMEA. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.

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

Our metrics and estimates, including the key metrics included in this Annual Report, are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may harm our reputation and negatively affect our business.

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

We continue to face risks related to public health issues, such as the recent COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.

We continue to face various risks related to public health issues, such as the recent COVID-19 pandemic. The impact of COVID-19 and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which are no longer in effect, have had, and may continue to have, a significant impact on global business and commerce, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The spread of COVID-19 caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine is in the best interests of our employees, customers, suppliers, vendors and business partners. For example, as a result of the COVID-19 pandemic, we asked that all employees who are able to do so work remotely. It is possible that continued widespread remote work arrangements could have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, cybersecurity, and fraud risks, and our understanding of applicable legal and regulatory requirements. There is no certainty that such actions will be sufficient to mitigate the risks posed by public health issues or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic or a future public health crisis, our operations will be impacted.

The COVID-19 pandemic has also resulted in changes in consumer spending, global supply chain dynamics and employment economics, and caused significant changes to shipping capacity and pricing, transit times, transportation costs and payroll inflationary effects, among other impacts.

The continuing impact of the COVID-19 pandemic on our customers, employees, business, operations and financial performance depends on many factors that are not within our control, including, but not limited, to governmental, business and individual actions that have been taken in response to the pandemic; the impact of the pandemic on local or regional economies, travel and economic activity, and actions taken in response; the availability of government funding programs; volatility in global economic conditions and levels of economic growth; the duration and extent of inflationary cost increases; general economic uncertainty in key markets and financial market volatility; the duration of the actions taken in response to the COVID-19 pandemic; and the pace of recovery when the COVID-19 pandemic subsides.

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

As part of our business strategy, we have purchased, and may continue to purchase, the stock or assets of other entities. We continue to evaluate a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets, and strategic investments that complement our business. For example, in July 2019 we acquired Scoot Networks, Inc., a San Francisco-based micromobility operator, in January 2020 we acquired LMTS Holding SCA (also known as Circ), a Berlin-based e-scooter sharing operator, and in January 2023, we acquired our platform partner, Bird Canada, an e-scooter company based and operating in Canada.

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

Our services and operations, and the operations of our third-party technology providers, are vulnerable to damage or interruption from earthquakes, fires, winter storms, floods, power losses, telecommunications failures, terrorist attacks, acts of war, including the developing conflict between Russia and Ukraine, human errors, break-ins, and similar events. For example, we have significant operations located in Southern California, a region known for seismic activity. In addition, any public health crises, such as the COVID-19 pandemic, other epidemics, political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether in the United States or abroad, could cause disruptions to the Internet, our business, or the economy as a whole. For example, COVID-19 led to certain business disruptions, including travel bans and restrictions, and shelter-in-place orders that resulted in declines in demand for our products and services, as well as adverse effects on users on our platform, our suppliers, and the economy, all of which had and may continue to have an adverse effect on our business and financial results. In particular, acts of war or acts of terrorism, especially any directed at GPS signals, could have a material adverse impact on our business, operating results, and financial condition. The threat of terrorism and war, and heightened security and military response to this threat, or any future acts of terrorism, may cause a redeployment of the satellites used in GPS or interruptions of the system. To the extent that such interruptions have an effect on sales of our products or services, this could have a material adverse effect on our business, financial condition, and results of operations. Our insurance coverage may be insufficient to compensate us for losses that may occur.

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

Our current management transition, the loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

Our success and ability to grow our business depend on the talents and efforts of highly skilled individuals. We devote significant resources to identifying, recruiting, hiring, integrating, training, developing, motivating and retaining highly skilled personnel. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. In connection with the completion of our acquisition of Bird Canada’s micromobility operations, we recently transitioned and restructured our executive team. On December 29, 2022, our board of directors appointed Michael Washinushi as our Chief Financial Officer to succeed Ben Lu, and Stewart Lyons as President to succeed Shane Torchiana, in each case effective as of January 3, 2023. Mr. Torchiana is continuing to serve as our Chief Executive Officer. Mr. Torchiana was appointed as our President and Chief Executive Officer effective as of September 21, 2022, succeeding Travis VanderZanden. Mr. Lu was also appointed to his role as Chief Financial Officer effective as of September 21, 2022. We have made, and may continue to make, significant accompanying strategic changes with these appointments, which could be disruptive to our daily operations or relationships with customers, Fleet Managers, and employees. Further, management transition is often difficult as new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. The loss of key executive employees inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition, as well as the public or market perception of our business.

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

We currently depend on the continued services and performance of our key personnel, including our executive team, business development team, product managers, engineers, and others. People with these skills are in high demand, and we will continue to face increased competition for talent, including as a result of an increasing number of companies being willing to recruit employees to work remotely. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing personnel often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or we are unable to provide competitive compensation packages, it may adversely affect our ability to attract and retain highly qualified personnel, and we may experience increased attrition. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, hire, integrate, train, develop, and motivate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity, and retention could suffer, which could adversely affect our business, financial condition, and results of operations.

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

At December 31, 2022, the outstanding principal balance under our $150 million asset financing credit facility from Apollo Investment Corporation and MidCap Financial Trust (each managed or advised by Apollo Capital Management, L.P. or its affiliates) was $44.1 million. Our substantial debt could have important consequences to investors. Among other things, we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes. In addition, our debt bears interest based on the Secured Overnight Financing Rate ("SOFR"), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5% that is accrued and paid by us on a monthly basis. Fluctuations in interest rates, or changes in regulatory guidance, could adversely impact our business, financial condition, results of operations or cash flows. Additionally, effective January 3, 2023, the Company entered into the Share Purchase Agreement, which provides for the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance of an aggregate principal amount of approximately $27.0 million of 12.0% Convertible Senior Secured Notes due in 2027 (the “Share Consideration Notes”). As of December 31, 2022, the outstanding principal balance of the Notes was $30.1 million and accrued interest at a per annum rate equal to 12% payable semi-annually in arrears.
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

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. Macroeconomic conditions and other related factors may impact our access to capital and make raising additional capital more difficult or available only on terms less favorable to us. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, financial condition, and results of operations could be adversely affected.

We have incurred recurring losses and negative cash flows since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability. Although our financial statements have been prepared on a going concern basis, our current level of cash and cash equivalents available to us is not sufficient to meet our operating plans for the next 12 months, raising substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2022, we had $33.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next 12 months. We plan to address our operating cash flow requirements by reducing our operating expenses and improving our gross margins through cost optimization efforts, improving asset efficiency, and executing management’s strategic plans, including by existing lower margin or unprofitable markets and seeking additional sources of funding.

In addition, on March 10, 2023, the FDIC took control of SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. If we were to lose all or a significant portion of the amount we have deposited at SVB or any other depository institution, that could adversely impact the Company’s operating liquidity and financial performance.

There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, the financing available to us, and our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next 12 months, we may not be able to compete successfully and may need to scale back or discontinue certain or all of our operations to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•work-from-home policies implemented in light of the COVID-19 pandemic that we expect to continue for most of our employee base for the foreseeable future;
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

From time to time, we may engage in workforce reductions in order to better align our operations with our strategic priorities, to manage our cost structure, or in connection with acquisitions. For example, in response to a shift in our business strategy and global market conditions, we have implemented certain cost-cutting measures, including lay-offs and reduction in our third party spend. These actions may adversely affect employee morale, and our ability to attract and retain personnel and maintain our culture. If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.

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

As of December 31, 2022, we had $907.6 million of U.S. federal net operating losses (“NOLs”), $580.1 million of state NOLs and $257.2 million of foreign NOLs available to reduce future taxable income. Our U.S. federal NOLs will begin to expire in 2037, our state NOLs will begin to expire in 2037, and our foreign NOLs are subject to various expiration dates. The Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, includes changes to the rules governing NOLs. For NOLs arising in tax years after December 31, 2017, the Tax Cuts and Jobs Act limits a taxpayer’s ability to use NOLs to 80% of taxable income (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. Bird’s ability to use these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs, may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies, including, but not limited to: (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”); (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iii) exemptions from the requirements to hold nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2026, though we may cease to be an emerging growth company earlier if (1) we have more than $1.07 billion in annual gross revenue, (2) we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (3) we issue, in any three-year period, more than $1.0 billion in non-convertible debt securities held by non-affiliates. We intend to take advantage of each of the reduced reporting requirements and exemptions described above. As a result, Bird security holders may not have access to certain information they may deem important.

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

We identified and remediated a material weakness in our internal control over financial reporting during the year ended December 31, 2022. If our remediation of the material weakness is not effective or if we fail to develop and maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels and our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

As previously disclosed, during the year ended December 31, 2022 we identified errors in our business system configuration that impacted the recognition of revenue on certain Rides for which collectability was not probable. On November 11, 2022, the Audit Committee of our board of directors, after discussion with our management, concluded that (i) our consolidated financial statements for the years ended December 31, 2021 and 2020, and the quarters therein and (ii) our condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022, should not be relied upon. In connection with the restatement of our financial statements for the foregoing periods, management identified a material weakness in our internal control over financial reporting as of December 31, 2021 and 2020 and September 30, 2022 related to the ineffective design of controls around our business systems and the lack of a review control to detect that our business systems failed to constrain revenue that resulted in the recording of revenue for uncollectible balances following the completion of certain Rides that should not have been recorded in prior periods. To remediate the material weakness and enhance our overall control environment, we implemented analytical and review controls of our business systems to ensure revenue is not recorded when customers with insufficient preloaded wallet balances complete Rides for which the balance is uncollectible, including additional review of the wallet subledger for negative balances and additional review of failed payments in our business system configuration. Further, we implemented controls to prevent customers from depleting their preloaded wallet balance below zero dollars during a Ride. As of December 31, 2022, management concluded that our enhanced controls are operating effectively and the material weakness has been remediated.

Although the material weakness discussed above has been remediated as of December 31, 2022, we cannot assure you the measures we are taking to remediate the material weakness will be sufficient to remediate the material weakness or that they will prevent future material weaknesses. Additional material weaknesses or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a further restatement of our financial statements for prior periods.

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

If we identify any other material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The restatement of our consolidated financial statements has subjected us to a number of additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on the trading price of our Class A Common Stock.

We restated our consolidated financial statements for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021, and the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, the three and six months ended June 30, 2022 and 2021, and the three and nine months ended September 30, 2021 included in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, respectively, due to errors relating to our business system configuration that impacted the recognition of revenue on Rides for which collectability was not probable. Specifically, for certain customers with insufficient preloaded “wallet” balances, the Company’s business systems recorded revenue for uncollectible balances following the completion of certain Rides that should not have been recorded. These errors resulted in the overstatement of Sharing revenue in the consolidated statements of operations for the years ended December 31, 2021 and 2020 (and the quarterly periods within those years), and the understatement of deferred revenue in the consolidated balance sheets as of December 31, 2021 and 2020 (and each quarterly balance sheet date within those years). The review of the business system configuration and related revenue recognition and the preparation of our restated financial statements has caused us to incur substantial expenses for legal, accounting, tax and other professional services and has diverted our management’s attention from our business and could continue to do so. In addition, as a result of the restatements, investors may lose confidence in our operating results, the price of our Class A Common Stock could decline and we have been, and may be subject to future, shareholder or other litigation or regulatory enforcement actions in connection with the restatement.

An active, liquid trading market for our securities may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for Bird Global’s Class A Common Stock and the Warrants on the NYSE or any other exchange. On June 17, 2022, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our Class A Common Stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and Bird Global’s securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for our securities, or at all. Further, an inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards, or acquire other companies, products, or technologies by using shares of capital stock as consideration.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We review our long-lived assets for impairment annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our long-lived assets. During the year ended December 31, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company impaired certain vehicle deposits, vehicles, spare parts, and contractual obligations within the EMEA and Other asset groups.

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

In addition, the stock market in general, and the stock prices of technology companies and companies that have gone public by merger with a special purpose acquisition company in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A Common Stock, regardless of actual operating performance. Furthermore, during the year ended December 31, 2022, there has been a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. As a result, if this decline in our share price is sustained for the following reporting period, this would require further testing of our identified asset groups, which may result in an impairment.

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

Risks Relating to Ownership of our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with Travis VanderZanden, Bird’s founder and former Chief Executive Officer. This will limit or preclude your ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of our Class X Common Stock have 20 votes per share, while shares of our Class A Common Stock have one vote per share. Travis VanderZanden, Bird’s founder and former Chief Executive Officer, holds all of the issued and outstanding shares of our Class X Common Stock. Accordingly, Mr. VanderZanden holds over 70% of the voting power of our capital stock on a fully diluted basis and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. VanderZanden may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company and might ultimately affect the market price of shares of our Class A Common Stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Bird is a remote-first company. In the second quarter of 2020, in an effort to mitigate the impact of the COVID-19 pandemic and preserve capital, we made the shift to remote-first work. Despite this transition, we continue to lease or license commercial and industrial facilities in the United States and Europe for use as service and distribution centers in certain markets. We also lease space in Southern California and in Shanghai, China for use as R&D centers and warehouse facilities. In addition, at the end of 2021, we moved our headquarters to Miami, Florida and provide employees with “social spaces” in the Netherlands for in-person collaboration. We continue to invest as necessary in our current locations, which are generally used by all of our reportable segments, and we believe that our properties, taken as a whole, are in good operating condition and are suitable and adequate for our current business operations, and that additional or alternative space will be available on commercially reasonable terms for future use and expansion.

Item 3. Legal Proceedings
We are subject to claims, administrative actions, government investigations, and other legal and regulatory proceedings in the ordinary course of business, including employment-related, personal injury, products liability, and securities claims.
We are currently defending consolidated proceedings alleging that individuals who previously provided services as mechanics and chargers were misclassified as independent contractors in violation of the California Labor Code and wage laws. The cases, which were filed in 2018 and 2019, were coordinated on October 7, 2020 in the Los Angeles Superior Court. We are also defending proceedings alleging that individuals who previously provided services as fleet managers were misclassified as independent contractors in violation of the California Labor Code and wage laws. Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these proceedings or to determine the amount or range of potential losses associated with the proceedings.
On November 17, 2022, shortly after we announced we would be restating our (i) audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and quarterly periods within those years, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022; (ii) condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022; and (iii) condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “ARIAS Action”). On December 19, 2022, another purported stockholder of the Company filed a similar putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled KAREN CAIN, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “CAIN Action”). The ARIAS and CAIN Actions, are substantially similar, and the complaints in both actions allege that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The lawsuits seek, among other things, damages, attorneys’ fees and costs, and such other relief as may be deemed just and proper by the court. Although we believe we have meritorious defenses to the claims of the plaintiffs and members of the classes, and intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these actions or to determine the amount or range of potential losses associated with the actions.
We have received a document request from the SEC in connection with an investigation wherein the SEC requested, among other things, materials concerning the restatement of our financial statements (as described above), as well as certain other financial and operational data, investor materials, and corporate policies and procedures. We are fully cooperating with the investigation and are not currently able to predict the outcome of the investigation or the timing of its conclusion.
Except as described above, we do not believe that any claims, administrative actions, government investigations, or other legal and regulatory proceedings to which we are currently a party are material, or that the outcome of any such actions is reasonably likely, based on management’s judgment and on information currently available, to have a material adverse effect on our business, financial condition, results of operations, liquidity position or future prospects. However, regardless of the merit of these matters or their final outcomes, any such claims, administrative actions, government investigations, or other legal and regulatory proceedings may nonetheless have an adverse impact on us as they could impose a significant burden on our management and employees, result in significant defense and settlement costs, and result in a number of other unfavorable impacts.

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

Holders

As of March 6, 2023, there were 696 holders of record of our Class A Common Stock, one holder of record of our Class X Common Stock, and three holders of record of our Warrants.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The information required has been previously disclosed in our Current Report on Form 8-K filed with the SEC on December 29, 2022.

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth elsewhere in this Annual Report.

Overview

Bird’s mission is to provide environmentally friendly transportation for everyone. We believe in leading the transition to clean, equitable transportation through innovation and technology. In partnership with cities, Bird’s proprietary technology and operations are revolutionizing the existing transportation paradigm by making lightweight electric vehicles readily available to rent around the world.

Since our first shared ride in 2017, we have witnessed rapid growth in our vehicle-sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs in more than 350 cities, primarily across the United States, Canada, Europe, the Middle East, and Australia. We believe that Bird is uniquely positioned to capture share in this market due to (i) our superior rider experience, which solves many of the traditional mobility pain points, (ii) sustainability being core to our mission and business model, (iii) our advanced hardware and software capabilities, (iv) our adaptive operating model, including our experience operating both through in-house teams and through our mutually beneficial Fleet Manager program, (v) our record of building successful city partnerships by focusing on city needs, and (vi) our strong positive year-round unit economics.

We are witnessing an increased adoption of environmentally conscious transportation alternatives by consumers around the world. Bird is continuing to work with cities to increase micromobility access and infrastructure investments to ensure that the shift to sustainable urban transportation continues.

Business Model
Our core vehicle-sharing business and operations (“Sharing”) provide riders with on-demand access to Bird vehicles (e-scooters and e-bikes), enabling them to locate, unlock, and pay for rides through our mobile application (the “Bird App”). Bird generates revenue from trips taken on our shared vehicles. For a single ride, riders typically pay a fixed unlock fee to access the vehicle in addition to a market-level, per-minute price for each minute the vehicle is in use. We generate the substantial majority of our revenue from our Sharing business.

Local in-market operations for our Sharing business are either managed with the support of a network of local logistic providers (“Fleet Managers”) or through our in-house teams (“In-House”). Prior to the second quarter of 2020, substantially all of our in-market operations were conducted In-House. After temporarily pausing operations at the onset of COVID-19 in March 2020, we rapidly shifted to the Fleet Manager operating model as a way to quickly relaunch and provide safe and socially distanced transportation options for our global city partners. While we continue to operate certain of our operations primarily under our Fleet Manager operating model to expand into new markets and positively impact year-round unit economics, segments of our business have successfully operated in-house since inception, proving it is a viable and profitable operating model in select cities.

Fleet Managers typically manage logistics for fleets of 100 or more Bird-owned vehicles in their local markets, driving meaningful scale as we expand into small to mid-sized cities. With the support of our central operations team and advanced technology platform, Fleet Managers manage the day-to-day logistics responsibilities required for proper fleet management, including deploying, repairing, relocating, and charging Bird vehicles. Through a revenue share model, Fleet Managers make money on rides taken on the vehicles in their care, creating built-in economic incentives to ensure these vehicles are properly maintained, and strategically placed to align with local demand. There are no upfront fees to Bird associated with becoming a Fleet Manager, and Fleet Managers typically utilize existing tools and resources to manage their fleet. As such, the Fleet Manager program provides economic advancement opportunities to local businesses.

To scale our mission to a greater population, we offer a white labeled version of our products and technology (“Bird Platform”). Bird Platform partners purchase and hold title to fleets of Bird vehicles to operate in their local markets.

We also sell Bird vehicles for personal use (“Product Sales”). Our Product Sales business consists primarily of vehicle sales to retail customers. We sell several Bird vehicle models through select retail and wholesale channels. We also recognize sales of Bird vehicles to Bird Platform partners as Product Sales. In May 2022, we announced our decision to discontinue our Product Sales portfolio offering, simplify our business model and realign our resources to prioritize Sharing operations within our existing regions. We expect to sell our remaining inventory by the end of fiscal 2023.

The Business Combination
Bird Global previously entered into the Business Combination Agreement, dated as of May 11, 2021 (as amended, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) by and among Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), Maverick Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, Inc. and the Company. On November 3, 2021, as contemplated by the Business Combination Agreement, Switchback reincorporated to the State of Delaware by merging with and into Bird Global (the “Domestication Merger”), with Bird Global surviving the Domestication Merger as the sole owner of Merger Sub. At the effective time of the Domestication Merger, by virtue of the Domestication Merger: (a) each then-outstanding share of common stock of Bird Global was redeemed for par value; (b) each then-outstanding Class A ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of our Class A Common Stock; (c) each then-outstanding Class B ordinary share of Switchback was canceled and converted, on a one-for-one basis, into a share of Class B Common Stock (with each such share of Class B Common Stock thereafter converting, on a one-for-one basis, into a share of Class A Common Stock in connection with the Acquisition Merger, as defined below); (d) each then-outstanding warrant of Switchback was assumed and converted automatically into a warrant to purchase one share of Class A Common Stock (the “Warrants”), pursuant to that certain warrant agreement by and between Switchback and Continental Stock Transfer & Trust Company; and (e) each then-outstanding unit of Switchback, each consisting of one Class A ordinary share and one-fifth of one warrant of Switchback, was canceled and converted into a unit of Bird Global, each consisting of one share of Class A Common Stock and one-fifth of one Warrant.

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

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of common stock of Bird Rides, including shares of common stock resulting from the Conversion, but excluding then-outstanding shares of restricted stock of Bird Rides, was canceled and automatically converted into the right to receive (i) (A) with respect to Travis VanderZanden, the number of shares of Class X Common Stock and (B) with respect to any other persons who held common stock of Bird Rides, the number of shares of Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the Business Combination Agreement) (the “Exchange Ratio”), and (ii) the contingent right to receive certain Earnout Shares (as defined below under the heading “Critical Accounting Policies and Estimates—Derivative Liabilities—Earnout Shares”); (b) each then-outstanding and unexercised warrant of Bird Rides was automatically assumed and converted into a Warrant based on the Exchange Ratio and at an adjusted exercise price per share (determined in accordance with the Business Combination Agreement); (c) each then-outstanding and unexercised option of Bird Rides was converted into (i) an option exercisable for shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; (d) each then-outstanding award of restricted stock of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares; and (e) each then-outstanding award of restricted stock units (“RSUs”) of Bird Rides was converted into (i) an award covering shares of Class A Common Stock based on the Exchange Ratio and (ii) the contingent right to receive certain Earnout Shares. At the effective time of the Acquisition Merger and in connection with the Acquisition Merger, each outstanding share of Class B Common Stock was converted, on a one-for-one basis, into a share of Class A Common Stock and each unit of Bird Global separated into one share of Class A Common Stock and one-fifth of one Warrant.

Recent Developments
Effective January 3, 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due in 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The purpose of the acquisition was to add additional profitable operations to Bird’s global platform, while consolidating our North American operations. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for details of the Bird Canada transaction.

Components of Our Results of Operations

Sharing Revenue
Our revenue is primarily generated from our Sharing business. Customers generally pay for their ride from their preloaded wallet balance on a per-ride basis, and revenue is typically recognized at the completion of the ride. A portion of the customer’s unused wallet balance is recognized as breakage revenue when the likelihood of the customer exercising its remaining rights becomes remote.

Product Sales Revenue
We also generate revenue from Product Sales, primarily consisting of sales of our vehicles to retail customers. Our retail customers include our distributors, retailers, and direct customers.

Cost of Sharing Revenue, Exclusive of Depreciation
Cost of Sharing revenue, exclusive of depreciation, primarily consists of variable costs. Our main business model results in costs under the Fleet Manager program, although we still incur costs under the In-House operating model. Within both operating models, costs of revenue include payment processing fees, network infrastructure, vehicle count adjustments, and city permit fees.

Payment processing fees include merchant fees and chargebacks. Network infrastructure includes the costs to host the Bird App, as well as our mobile data fees. Vehicle count adjustments include costs recognized from vehicle adjustments during quarterly hard counts at our regional distribution centers and in-market resource centers based on reporting from Fleet Managers.

The Fleet Manager operating model leverages support from local service providers to provide logistics for, and maintain fleets of, Bird-owned vehicles. Costs included within the Fleet Manager operating model primarily consist of the revenue share payments made to Fleet Managers.

Costs related to In-House operations primarily include payments to contingent workers, service center overhead, and independent contractors for vehicle maintenance, including consumption of spare parts, and certain ancillary tasks, as well as service center and distribution network expenses. The service center and distribution network expenses are associated with charging, repairing, hibernating, and maintaining the vehicles.

Depreciation on Sharing Vehicles
We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on goods imported from China. Our vehicles are shipped as finished goods.

We depreciate Deployed Vehicles (as defined below below under the heading “Key Operating Metrics and Non-GAAP Financial Measures—Operating Metrics”) using a usage-based depreciation methodology based on the number of rides taken by customers.

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

General and Administrative Expenses
General and administrative expenses represent costs incurred by us for executive and management overhead and administrative and back-office support functions. These costs primarily consist of salaries, commissions, benefits, severance, travel, bonuses, and stock-based compensation expense (collectively, “personnel expenses”); software licenses and hardware, network and cloud, and information technology services (collectively, “technology services”); professional service providers, off-site storage and logistics, certain insurance coverage, and an allocation of office rent and utilities (collectively, “facilities expenses”); and other corporate-related expenses associated with our general and administrative divisions. General and administrative expenses are generally expensed as incurred. We incurred additional general and administrative expense as a result of the stock-based compensation expense associated with the issuance of RSUs granted in connection with the Business Combination (the “Closing Grants”), certain of which contain both service-based and market-based vesting conditions and are recognized under the accelerated attribution method.

Selling and Marketing Expenses
Selling and marketing expenses represent costs incurred by us to source new Fleet Managers and customers. These costs primarily consist of personnel expenses, advertising expenses, brand and creative services, promotional vehicles, and an allocation of certain technology services and facilities expenses related to our selling and marketing divisions. Selling and marketing expenses are generally expensed as incurred.

Research and Development Expenses
Research and development expenses represent costs incurred by us to develop, design, and enhance our hardware and software products, services, technologies, and processes. These costs primarily consist of personnel expenses, professional service providers, mechanical engineering, and an allocation of certain technology services and facilities expenses related to our research and development divisions. Research and development costs are generally expensed as incurred. We incurred additional research and development expense as a result of the stock-based compensation expense associated with the issuance of the Closing Grants, certain of which contain both service-based and market-based conditions and are recognized under the accelerated attribution method.

Impairment of Assets
During the year ended December 31, 2022, due to the sustained decline in the Company’s market capitalization and adverse macroeconomic environment, we compared the estimated fair value of the Company’s reporting units to its carrying value, including goodwill, and impaired the entire carrying value of North America and EMEA goodwill. In addition, certain vehicle deposits, vehicles, spare parts, and contractual deposits were impaired.

Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest incurred and paid and amortization of deferred costs on our debt, and costs associated with extinguishment of debt.

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

	Year Ended December 31,
	2022	2021	$ Change	% Change	2020	$ Change	% Change
	(in thousands, except percentages)
Revenues:
Sharing	$231,334	$172,729	$58,605	33.9%	$75,445	$97,284	128.9%
Product sales	13,326	17,815	(4,489)	(25.2)	14,660	3,155	21.5
Total revenues	244,660	190,544	54,116	28.4	90,105	100,439	111.5
Cost of revenues:
Cost of sharing, exclusive of depreciation	106,547	103,204	3,343	3.2	69,485	33,719	48.5
Depreciation on sharing vehicles	59,485	47,335	12,150	25.7	23,791	23,544	99.0
Cost of product sales	12,154	17,340	(5,186)	(29.9)	22,716	(5,376)	(23.7)
Impairment of product sales inventory	31,769	—	31,769	**	—	—	—
Total cost of revenues	209,955	167,879	42,076	25.1	115,992	51,887	44.7
Gross margin:
Sharing	65,302	22,190	43,112	194.3	(17,831)	40,021	224.4
Product sales	(30,597)	475	(31,072)	**	(8,056)	8,531	105.9
Total gross margin	34,705	22,665	12,040	53.1	(25,887)	48,552	187.6
Other operating expenses(1):
General and administrative	233,810	208,536	25,274	12.1	154,372	54,164	35.1
Selling and marketing	16,318	17,906	(1,588)	(8.9)	18,404	(498)	(2.7)
Research and development	40,111	31,426	8,685	27.6	34,376	(2,950)	(8.6)
Tariff reimbursement	—	—	—	—	(24,986)	24,986	100.0
Impairment of assets	215,822	—	215,822	**	—	—	—
Total operating expenses	506,061	257,868	248,193	96.2	182,166	75,702	41.6
Loss from operations	(471,356)	(235,203)	(236,153)	(100.4)	(208,053)	(27,150)	(13.0)
Interest expense, net	(10,773)	(6,073)	(4,700)	(77.4)	(6,562)	489	7.5
Other income, net	125,398	26,561	98,837	**	5,946	20,615	**
Loss before income taxes	(356,731)	(214,715)	(142,016)	(66.1)	(208,669)	(6,046)	(2.9)
Provision for income taxes	2,010	209	1,801	861.7	64	145	226.6
Net loss	$(358,741)	$(214,924)	$(143,817)	(66.9)%	$(208,733)	$(6,191)	(3.0)%

** Percentage not meaningful
(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	$ Change	% Change	2020	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$—	$—	$—	—%	$15	$(15)	**
General and administrative	80,148	78,735	1,413	1.8%	4,372	74,363	**
Selling and marketing	2,352	2,714	(362)	(13.3)%	895	1,819	203.2%
Research and development	12,835	5,182	7,653	147.7%	892	4,290	480.9%
Total stock-based compensation expense	$95,335	$86,631	$8,704	10.0%	$6,174	$80,457	**

** Percentage not meaningful

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of sharing, exclusive of depreciation	43.5	54.2	77.1
Depreciation on sharing vehicles	24.3	24.8	26.4
Cost of product sales	5.0	9.1	25.2
Impairment of product sales inventory	13.0	—	—
Total cost of revenues	85.8	88.1	128.7
Gross margin:
Sharing	26.7	11.6	(19.8)
Product sales	(12.5)	0.2	(8.9)
Total gross margin	14.2	11.9	(28.7)
Other operating expenses:
General and administrative	95.6	109.4	171.3
Selling and marketing	6.7	9.4	20.4
Research and development	16.4	16.5	38.2
Tariff reimbursement	—	—	(27.7)
Impairment of assets	88.2	—	—
Total operating expenses	206.9	135.3	202.2
Loss from operations	(192.7)	(123.4)	(230.9)
Interest expense, net	(4.4)	(3.2)	(7.3)
Other income, net	51.3	13.9	6.6
Loss before income taxes	(145.8)	(112.7)	(231.6)
Provision for income taxes	0.8	0.1	0.1
Net loss	(146.6)%	(112.8)%	(231.7)%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Sharing Revenue

Sharing revenue increased by $58.6 million in 2022, or 33.9%, as compared to the previous year. The increase was driven by the recognition of $31.0 million of unredeemed preloaded wallet balances, as the likelihood of the customers exercising their remaining rights was remote. See “Critical Accounting Policies and Estimates” below for additional information. The remaining increase is largely attributable to an increase in the number of Rides (as defined below within “Key Operating Metrics and Non-GAAP Financial Measures”).

Product Sales Revenue

Product Sales revenue decreased by $4.5 million in 2022, or 25.2%, as compared to the previous year, driven by our initiative announced in May 2022 to discontinue our Product Sales portfolio offering, simplify our business model and realign our resources to prioritize Sharing operations within our existing regions.

Cost of Sharing Revenue, Exclusive of Depreciation

Cost of Sharing revenue, exclusive of depreciation, increased by $3.3 million in 2022, or 3.2%, as compared to the previous year, primarily due to increases of $2.8 million in transaction processing fees as total Rides (as defined below) and Sharing revenue increased, $2.8 million in In-House operation costs, and $2.2 million in other costs of revenue. This was partially offset by decreases of $2.2 million in vehicle count adjustments, $1.2 million in network and cloud services, and $1.0 million in Fleet Manager operation costs.

Depreciation on Sharing Vehicles

Depreciation on Sharing vehicles increased by $12.2 million in 2022, or 25.7%, as compared to the previous year, primarily driven by increases of $7.4 million attributable to an increase in the number of Rides (as defined below) and $4.8 million attributable to vehicle mix and other.

Cost of Product Sales Revenue

Cost of Product Sales revenue decreased by $5.2 million in 2022, or 29.9%, as compared to the previous year, primarily attributable to a decrease in vehicle and spare part sales as a result of slowing the expansion of our Product Sales portfolio offering.

Impairment of Product Sales Inventory
Impairment of Product Sales inventory was $31.8 million in 2022, driven by our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items.

General and Administrative Expenses

General and administrative expenses increased by $25.3 million in 2022, or 12.1%, as compared to the previous year, primarily attributable to increases of $10.2 million in personnel expenses, $4.2 million in off-site storage and logistics expenses, $3.3 million in business insurance expenses, $3.1 million in independent contractors expenses, $2.6 million in bad debt expenses, and $2.6 million in other general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $1.6 million in 2022, or 8.9%, as compared to the previous year, primarily attributable to a one-time initial public offering bonus received in 2021 and a COVID-19 related subsidy granted to Fleet Managers in 2021.

Research and Development Expenses

Research and development expenses increased by $8.7 million in 2022, or 27.6%, as compared to the previous year, primarily attributable to increases of $6.6 million in personnel expenses and $4.4 million in technology services expenses, partially offset by a decrease of $2.3 million in other research and development expenses.

Impairment of Assets

Impairment of assets was $215.8 million for the year ended December 31, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits.

Interest Expense, Net

Interest expense, net increased by $4.7 million in 2022, or 77.4%, as compared to the previous year, primarily attributable to an increase in the outstanding debt balance under the Apollo Vehicle Financing Facility.

Other Income, Net

Other income, net increased by $98.8 million in 2022, as compared to the previous year, primarily attributable to an increase of $96.5 million in income resulting from mark-to-market adjustments of liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and the Business Combination and PIPE Financing.

Provision for Income Taxes

Provision for income taxes increased by a nominal amount for the year ended December 31, 2022, as compared to the previous year.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in our Amendment No. 1 on Form 10-K/A filed with the SEC on November 17, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Key Operating Metrics and Non-GAAP Financial Measures

Throughout this Annual Report, we provide certain financial information, including Ride profit (before Vehicle Depreciation), Ride profit (after Vehicle Depreciation) (together, “Ride Profit”), Adjusted EBITDA, and Free Cash Flow (as defined below), which we disclose in addition to the financial measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We provide these non-GAAP financial measures to provide information that may assist investors in understanding our financial results and assessing our prospects for future performance. However, the non-GAAP financial measures included within this Annual Report may not necessarily be comparable to similarly titled information presented by other companies, and may not be appropriate measures for comparing the performance of other companies relative to us. These non-GAAP financial measures are not intended to represent, and should not be considered to be more meaningful disclosures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.
We review the following key operating metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2022	2021	2020
	(in millions, except as otherwise noted)
Operating Metrics:
Rides	46.5	40.2	18.3
Average Rides per Deployed Vehicles per Day (x)	1.3x	1.6x	1.3x
Average Deployed Vehicles (in thousands)	98.8	68.6	37.6
Gross Transaction Value	$293.3	$241.5	$115.2
Non-GAAP Financial Metrics:
Ride Profit (before Vehicle Depreciation)	$126.3	$76.7	$11.2
% of Sharing Revenue	54.6%	44.4%	14.8%
Ride Profit (after Vehicle Depreciation)	$66.5	$26.9	$(14.6)
% of Sharing Revenue	28.8%	15.6%	(19.4)%
Adjusted EBITDA	$(62.1)	$(80.9)	$(181.4)
Adjusted Operating Expenses	$69.7	$34.4	$64.7
Free Cash Flow	$(146.2)	$(347.3)	$(162.6)

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

The following table presents a breakdown of our calculation of GTV:

	Year Ended December 31,
	2022	2021	2020
(in millions, except as otherwise noted)
Revenue	$244.7	$190.5	$90.1
Contra Revenue	34.0	32.3	15.1
Platform Adjustment(1)	14.7	18.7	10.0
Gross Transaction Value	$293.4	$241.5	$115.2

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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Gross margin	$34.7	$22.7	$(25.9)
Vehicle depreciation(1)	59.8	49.8	25.8
Vehicle count adjustments(2)	1.2	4.7	3.4
Product Sales division(3)	30.6	(0.5)	7.9
Ride Profit (before Vehicle Depreciation)	126.3	76.7	11.2
Vehicle depreciation(1)	(59.8)	(49.8)	(25.8)
Ride Profit (after Vehicle Depreciation)	$66.5	$26.9	$(14.6)

(1)We exclude vehicle depreciation as these costs are non-cash in nature. Vehicle depreciation excludes tariff depreciation and other adjustments, which were $(0.3) million and $(2.5) million for the years ended December 31, 2022 and 2021, respectively.
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

The following table presents a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Net loss (1)	$(358.7)	$(214.9)	$(208.7)
Interest expense, net	10.8	6.1	6.6
Provision for income taxes	2.0	0.2	0.1
Depreciation and amortization (2)	62.0	54.9	35.4
Vehicle count adjustments	1.2	4.7	3.4
Stock-based compensation expense	95.3	86.7	6.1
Tariff reimbursement (3)	—	—	(25.0)
Other income, net	(125.4)	(26.6)	(5.9)
Legal settlements and reserves	(0.6)	6.6	6.7
Impairment of product sales inventory	31.8	—	—
Impairment of assets	215.8	—	—
Other non-recurring, non-cash, or non-core items (4)	3.7	1.4	—
Adjusted EBITDA	$(62.1)	$(80.9)	$(181.4)

(1)Net loss during the year ended December 31, 2022, includes the recognition of $31.0 million of unredeemed preloaded wallet balances.
(2)Depreciation and amortization excludes tariff depreciation and other adjustments, which were $(0.3) million and $(3.3) million for the years ended December 31, 2022 and 2021, respectively.
(3)Consists of a refund for import duties that were charged to import our products from China into the United States. We exclude this as it is non-recurring in nature and not indicative of our core operating performance.
(4)Consists primarily of $3.0 million of restructuring costs for the year ended December 31, 2022 and $1.4 million of Business Combination expenses, including a one-time initial public offering-related bonus to Fleet Managers, for the year ended December 31, 2021.

Adjusted Operating Expenses: Adjusted Operating Expenses is a supplemental measure of operating expenses used to provide investors with additional information about the Company's business performance. We believe Adjusted Operating Expenses is useful in evaluating the operational costs of our business as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations.

We calculate Adjusted Operating Expenses as total operating expenses, adjusted to exclude (i) depreciation and amortization associated with operating expenses, (ii) stock-based compensation expense, (iii) legal settlements and reserves, (iv) impairment of assets, and (v) other non-recurring, non-cash, or non-core items. The following table presents a reconciliation of Adjusted Operating Expenses to the most directly comparable GAAP financial measure, total operating expenses, for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Total operating expenses	$506.1	$257.9	$180.7
Depreciation and amortization (1)	(2.2)	(5.1)	(9.5)
Stock-based compensation expense	(95.3)	(86.7)	(6.1)
Tariff refunds	—	—	25.0
Legal settlements and reserves	(0.6)	6.6	(5.9)
Impairment of assets	(215.8)	—	—
Other non-recurring, non-cash, and non-core items	(3.7)	(1.4)	—
Adjusted Operating Expenses	$188.5	$171.3	$184.2
______________
(1)     Depreciation and amortization is comprised of property and equipment depreciation and intangible asset amortization, which is part of total operating expenses.

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

We calculate Free Cash Flow as net cash provided by (used in) operating activities, adjusted to exclude capital expenditures, which consist of purchases of vehicles and property and equipment. The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP cash flow measure, net cash provided by (used in) operating activities, for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Net cash used in operating activities	$(56.8)	$(131.6)	$(150.2)
Capital expenditures(1)	(89.4)	(215.7)	(12.4)
Free Cash Flow	$(146.2)	$(347.3)	$(162.6)
______________
(1)Capital expenditures were primarily made up of purchases of vehicles, which were $88.9 million, $214.9 million and $11.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of December 31, 2022, we had unrestricted cash and cash equivalents totaling $33.5 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.

Our material cash requirements relate to operating lease obligations for our facilities around the world, debt obligations, and purchase commitments primarily related to software and hosting services. For additional information regarding operating leases, debt obligations, and other purchase commitments, see Note 8 — Leases, Note 11 — Notes Payable, and Note 15 — Commitments and Contingencies, respectively, to our consolidated financial statements included elsewhere in this Annual Report.

We believe that our cash and cash equivalents as of December 31, 2022 are not sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Annual Report. We have generally incurred recurring losses and negative cash flows since inception and have an accumulated deficit of $1,539.9 million as of December 31, 2022. For the twelve months ended December 31, 2022, we used approximately $56.8 million of cash in operations. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to us on satisfactory terms, or at all. As of December 31, 2022, we had $33.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Annual Report. If the Company is unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully and may need to scale back or discontinue certain or all operations in order to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations. As such, these factors raise substantial doubt about our ability to continue as a going concern.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of March 16, 2023, we have access to our cash on deposit with SVB. The loss of all or a significant portion of the amount we have deposited at SVB or another depository institution could adversely impact our operating liquidity and financial performance. In addition, if we are unable to access all or a significant portion of the amount we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other banks, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of equity holders. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing equity holders. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. See risks described in Part I, Item 1A. “Risk Factors” in this Annual Report for additional information.

Debt and Equity Financings

Apollo Vehicle Financing Facility
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in proceeds of $217.1 million, net of transaction costs, and access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In November 2022, the Company drew the full amount available under the Vehicle Financing Facility.
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
On October 7, 2022, the SPV entered into Amendment No. 6 to the Apollo Credit Agreement (“Amendment No. 6”), which, among other things, (a) waived the requirement for the SPV to maintain a reserve account in favor of the administrative agent concurrently with a $15.0 million prepayment of outstanding loans made using the cash balance in the reserve account, (b) amended the calculation of the monthly amortization amount from a percentage of outstanding loans to a seasonally-adjusted flat dollar amount per month, (c) waived the quarterly revenue-based amortization payments due in October 2022 and January 2023 and provided a mechanism to reduce or waive the quarterly revenue-based amortization payment due in April 2023, (d) limited the number of scooters included in the calculation of each quarterly revenue-based amortization payment to those scooters necessary to meet the then applicable loan-to-cost financial covenant, and (e) provided for the post-closing waiver of the requirement to maintain a $25.0 million cash-collateralized letter of credit in favor of the administrative agent in connection with a $25.0 million prepayment of outstanding loans made using the cash that previously secured the letter of credit. Pursuant to Amendment No. 6, the amount available under the Vehicle Financing Facility was reduced to $5.0 million.
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
On December 19, 2022, the SPV entered into Amendment No. 7 to the Apollo Credit Agreement (“Amendment No. 7”), which, among other things, provided for a new loan from Bird Canada in an aggregate principal amount of $4.0 million.
In connection with Amendment No. 7, the Company entered into a Pledge and Collateral Agreement, dated as of December 19, 2022, pursuant to which, among other things, the Company pledged substantially all of its assets to secure its existing guaranty of all outstanding loans.
On December 30,2022, the SPV entered into Amendment No. 8 to the Apollo Credit Agreement (“Amendment No. 8”), which, among other things, (a) removed provisions relating to the subordinated loans made by Bird Canada thereunder, (b) extended the maturity of the Apollo Credit Agreement to January 13, 2025, (c) amended the monthly amortization payment amounts, (d) removed provisions relating to the quarterly revenue-based amortization payments and (e) released the liens on substantially all of the assets of the Company that secured its existing guaranty of all outstanding loans under the Apollo Credit Agreement.
On December 30, 2022, the SPV entered into Amendment No. 4 to the Scooter Lease, which, among other things, (a) eliminated the supplemental portion of lease payments tied to revenue generation by vehicles on lease by SPV to the Company and (b) amended certain restrictive covenants.
In connection with Amendment No. 8, Bird Rides International amended the EMEA Guaranty and Pledge Agreement, dated as of December 30, 2022, to, among other things, provide that the secured guaranty provided pursuant to the Existing EMEA Guaranty shall be released upon the satisfaction of certain prepayment and liquidity-based conditions.
Standby Equity Purchase Agreement
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
On December 19, 2022, the Company entered into an extension agreement with Yorkville (the "Extension Agreement") pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 2.5 million shares of Class A Common Stock.

During the year ended December 31, 2022, the Company sold 6.7 million shares of Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction under the Purchase Agreement, the Company also issued 0.2 million Commitment Fee Shares during the year ended December 31, 2022.
Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 3,473 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $0.2879 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 711 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares.
At any time prior to December 30, 2024, upon not less than five nor more than 60 days’ notice, the Notes will be redeemable at the Company’s option, in whole at any time or in part from time to time, at a price equal to 100.0% of the principal amount of the Notes redeemed, plus a make-whole premium as set forth in the note purchase agreement, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning December 30, 2024, the Company may redeem the Notes, at its option, in whole at any time or in part from time to time, subject to the payment of a redemption price together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies (from 7.5% to 2.5%) depending on the year of redemption.
The Company will be required to offer to repurchase Notes from Note holders at the applicable optional redemption price discussed above, together with accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date, in certain circumstances, including following a significant asset disposition or a change of control.

Cash Flows

The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(56,831)	$(131,627)
Net cash used in investing activities	(89,413)	(215,698)
Net cash provided by financing activities	19,585	443,372

Operating Activities

Net cash used in operating activities was $56.8 million for the year ended December 31, 2022, primarily consisting of $358.7 million of net loss adjusted for $134.3 million of issuance and mark-to-market (“MTM”) adjustments of derivative liabilities and $31.0 million of breakage revenue, offset by $215.8 million of impairment of assets, $95.3 million of stock-based compensation expense, $61.7 million of depreciation and amortization, $41.9 million related to changes in working capital, $31.8 million of impairment of Product Sales inventory, $13.4 million of non-cash vehicle expenses, $3.5 million of amortization of debt issuance costs and discounts, and $2.6 million of bad debt expense. The cash provided by working capital was largely driven by decreases in inventory and accounts receivable and increases in deferred revenue, accounts payable, accrued expenses and other current liabilities, and other liabilities, offset by increases in prepaid expenses and other current assets and other assets.

Net cash used in operating activities was $131.6 million for the year ended December 31, 2021, primarily consisting of $214.9 million of net loss adjusted for $37.8 million of issuance and MTM adjustments of derivative liabilities and $31.7 million related to changes in working capital, offset by $86.6 million of stock-based compensation expense, $51.6 million of depreciation and amortization, $7.2 million of non-cash vehicle expenses, $2.8 million of bad debt expense, $2.3 million of loss on extinguishment of debt, and $1.9 million of amortization of debt issuance costs and discounts. The cash used in working capital was largely driven by increases in prepaid expenses and other current assets, inventory, and accounts receivable and a decrease in accounts payable, offset by increases in deferred revenue and accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was $89.4 million for the year ended December 31, 2022, primarily consisting of $88.9 million of cash used to purchase vehicles.

Net cash used in investing activities was $215.7 million for the year ended December 31, 2021, primarily consisting of $214.9 million of cash used to purchase vehicles.

Financing Activities

Net cash provided by financing activities was $19.6 million for the year ended December 31, 2022, primarily consisting of $107.9 million of proceeds from the issuance of debt, net of issuance costs, $23.4 million of proceeds from the issuance of convertible debt, and $1.1 million of proceeds from the issuance of common stock, partially offset by $110.6 million of debt repayments and $2.2 million of payments for taxes related to net share settlements.

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

We believe that the following critical accounting policies reflect the more significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. For additional information, see the disclosure included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

Bird’s Sharing business provides seamless, on-demand access to Bird vehicles, enabling riders to locate, unlock, and pay for rides through the Bird App. The Company’s revenue is principally derived from service fees paid by end-users for access to Bird vehicles in connection with its Sharing solutions. The rentals of vehicles by end-users are considered to be leases pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases, in which we are the lessor. We treat any credit, coupon, or rider incentive as a reduction to the revenue for the ride in the period to which it relates. Sales taxes, including value added taxes, are excluded from reported revenue.

During the year ended December 31, 2022, the Company completed a legal analysis to confirm that management had sufficiently mitigated the legal obligation to remit the value of unredeemed preloaded wallet balances to the relevant jurisdiction as unclaimed or abandoned property in the United States. The Company recognizes the breakage amounts as revenue under the remote method, in which revenue is recognized when the likelihood of the customer exercising its remaining rights becomes remote. As a result, the Company recognized $31.0 million of unredeemed preloaded wallet balances during the year ended December 31, 2022.

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

During the year ended December 31, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company completed a quantitative impairment test for the North America and EMEA reporting units, comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. As a result, the Company impaired the entire carrying value of North America and EMEA goodwill, which are included within Impairment of assets in the consolidated statements of operations.

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

Management Award RSUs

In November 2021, our board of directors granted RSU awards to certain employees (the “Management Award RSUs”), which vest upon the satisfaction of a service-based vesting condition and the achievement of certain stock price goals. We estimated the grant-date fair value of the Management Award RSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. The Monte Carlo simulation considers several variables and assumptions in estimating the grant-date fair value, including the per-share fair value of the underlying common stock, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We will recognize stock-based compensation expense over the derived service period of each of the three stock price goals. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Subject to continued service by these employees, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved. For any Management Award RSUs that are forfeited, the Company will reverse the accelerated stock-based compensation expense for any tranches that have not vested in the period the awards are forfeited.

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

Switchback Founder Earn Back Shares

In connection with the execution of the Business Combination Agreement, NGP Switchback II, LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of the Sponsor entered into an amendment to the letter agreement, dated January 7, 2021, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 1,976,563 shares of Class A Common Stock held by them (“Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.

The Switchback Founder Earn Back Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Company calculates the fair value of the liability-classified Switchback Founder Earn Back Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

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

Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, the Company entered into the Share Purchase Agreement with Bird Canada, Inc. (“Bird Canada”) in exchange for the issuance of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027. The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 3,473 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $0.2879 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 711 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares. As of December 31, 2022, no Notes were converted into shares of Class A Common Stock. See Note 11 for additional information.
The Convertible Senior Secured Notes are accounted for under the fair value option election of ASC 825-10, which states bifurcation of an embedded derivative is not necessary. The Notes were initially measured at its estimated fair value as of December 30, 2022. The estimated fair value adjustment is recognized as a component of other comprehensive income with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statements of operations. The carrying value approximated fair value for the year ended December 31, 2022.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

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

Interest Rate Risk

We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5%. In November 2022, the Company drew the full amount available under the Vehicle Financing Facility, and the outstanding balance under the Vehicle Financing Facility was $44.1 million as of December 31, 2022.

On December 30, 2022, the Company issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due in December 2027 (together with the Share Consideration Notes, the “Notes”). The Notes shall accrue interest at a per annum rate equal to 12% payable semi-annually in arrears. The outstanding balance of the Notes was $30.1 million as of December 31, 2022. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bird Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bird Global, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows since inception and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Los Angeles, California
March 16, 2023

Bird Global, Inc.
Consolidated Balance Sheets

(In thousands, except per share amounts and number of shares)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$33,469	$128,556
Restricted cash and cash equivalents—current	4,978	30,142
Accounts receivable, net	2,188	8,397
Inventory	1,535	28,242
Prepaid expenses and other current assets	22,615	33,778
Total current assets	64,785	229,115
Restricted cash and cash equivalents—non current	598	1,203
Vehicle deposits	48,783	117,071
Vehicles, net	100,088	118,949
Goodwill	—	121,169
Other assets	11,402	9,754
Total assets	$225,656	597,261
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,235	$5,002
Accrued expenses	33,413	31,428
Deferred revenue	47,820	62,439
Notes payable—current	22,200	49,094
Other current liabilities	10,950	5,089
Total current liabilities	134,618	153,052
Notes payable—non current (including $30,100 of Convertible Senior Secured Notes measured at fair value)	56,205	—
Derivative liabilities	1,892	136,196
Other liabilities	7,831	6,282
Total liabilities	200,546	295,530
Commitments and contingencies (Note 15)
Stockholders’ Equity (1)
Class A common stock, $0.0001 par value, 1,000,000,000 authorized, and 262,695,741 and 238,089,017 shares issued and outstanding as of December 31, 2022 and 2021, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized and 34,534,930 shares issued and outstanding as of December 31, 2022 and 2021	30	27
Additional paid-in capital	1,572,576	1,475,300
Accumulated other comprehensive income	(7,621)	7,538
Accumulated deficit	(1,539,875)	(1,181,134)
Total stockholders’ equity	25,110	301,731
Total liabilities and stockholders’ equity	$225,656	$597,261
(1) Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts and number of shares)

	December 31,
	2022	2021	2020
Revenues:
Sharing	$231,334	172,729	75,445
Product sales	13,326	17,815	14,660
Total revenues	244,660	190,544	90,105
Cost of revenues:
Cost of sharing, exclusive of depreciation	106,547	103,204	69,485
Depreciation on sharing vehicles	59,485	47,335	23,791
Cost of product sales	12,154	17,340	22,716
Impairment of product sales inventory	31,769	—	—
Total cost of revenues	209,955	167,879	115,992
Gross margin:
Sharing	65,302	22,190	(17,831)
Product sales	(30,597)	475	(8,056)
Total gross margin	34,705	22,665	(25,887)
Other operating expenses: (1)
General and administrative	233,810	208,536	154,372
Selling and marketing	16,318	17,906	18,404
Research and development	40,111	31,426	34,376
Tariff reimbursement	—	—	(24,986)
Impairment of assets	215,822	—	—
Total operating expenses	506,061	257,868	182,166
Loss from operations	(471,356)	(235,203)	(208,053)
Interest expense, net	(10,773)	(6,073)	(6,562)
Other income, net	125,398	26,561	5,946
Loss before income taxes	(356,731)	(214,715)	(208,669)
Provision for income taxes	2,010	209	64
Net loss	$(358,741)	$(214,924)	$(208,733)
Net loss per share attributable to common stockholders, basic and diluted	$(1.29)	$(2.74)	$(5.59)
Weighted-average shares of common stock, basic and diluted(2)	277,997,031	84,260,800	37,366,609
(1) Includes stock-based compensation expense as follows:

	December 31,
	2022	2021	2020
Cost of revenue	$—	$—	$15
General and administrative	80,148	78,735	4,372
Selling and marketing	2,352	2,714	895
Research and development	12,835	5,182	892
Stock-based compensation expense	$95,335	$86,631	$6,174
(2) Weighted-average shares have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Comprehensive Loss

(In thousands)

	December 31,
	2022	2021	2020
Net loss	$(358,741)	$(214,924)	$(208,733)
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(15,159)	(2,155)	10,363
Other comprehensive (loss) income	(15,159)	(2,155)	10,363
Total comprehensive loss	$(373,900)	$(217,079)	$(198,370)
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock		Redeemable Convertible Senior Preferred Stock		Founders Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Shares	Amount
Balance at January 1, 2020	118,763,872	802,571	—	—	—	—	3,993,432	—	30,618,625	—	85,547	(670)	(757,477)	(672,600)
Net loss													(208,733)	(208,733)
Issuance of Common Stock to Board of Directors									4,201,879	—				—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									5,085,362	—	933			933
Vesting of Common Stock									7,807,303	—
Stock-based compensation expense											6,174			6,174
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	3,524,037	51,711												—
Issuance of Series D and D-2 Redeemable Convertible Preferred Stock for acquisition	12,937,248	190,000												—
Foreign currency translation adjustment												10,363		10,363
Balance at December 31, 2020	135,225,157	1,044,282	—	—	—	—	3,993,432	—	47,713,169	—	92,654	9,693	(966,210)	(863,863)
Net loss													(214,924)	(214,924)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									3,958,163	—	423			423
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(135,225,157)	(1,044,282)							135,225,157	—	1,044,282			1,044,282
Conversion of Common Stock to Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock			135,225,157	1,044,282					(135,225,157)	—	(1,044,282)			(1,044,282)
Issuance of Redeemable Convertible Senior Preferred Stock, net of issuance costs, and accrual of paid-in kind dividends					45,397,329	255,863					(15,540)			(15,540)
Vesting of Common Stock									4,032,188	—	—			—
Stock-based compensation expense											86,631			86,631
Conversion of Redeemable Convertible Prime Preferred Stock, Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, and Founders Convertible Preferred Stock to Common Stock			(135,225,157)	(1,044,282)	(45,397,329)	(255,863)	(3,993,432)	—	184,615,918	24	1,300,121			1,300,145
Issuance of Common Stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities									32,304,509	3	11,011			11,014
Foreign currency translation adjustment												(2,155)		(2,155)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	272,623,947	27	1,475,300	7,538	(1,181,134)	301,731
Net loss													(358,741)	(358,741)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises									2,600,350	—	469			469
Issuance of Common Stock through settlement of restricted stock units									13,721,685	1				1
Shares of Common Stock withheld related to net share settlement									(1,147,234)	—	(2,172)			(2,172)
Issuance of Common Stock under the Purchase Agreement									6,730,000	1	3,154			3,155
Issuance of Commitment and Extension Fee shares									2,701,923	—	491			491
Stock-based compensation expense											95,335			95,335
Foreign currency translation adjustment												(15,159)		(15,159)
Balance at December 31, 2022	—	—	—	—	—	—	—	—	297,230,671	30	1,572,576	(7,621)	(1,539,875)	25,110
(1) Shares of Redeemable Convertible Preferred Stock, Redeemable Convertible Prime Preferred Stock and Exchanged Common Stock, Redeemable Convertible Senior Preferred Stock, Founders Convertible Preferred Stock, and common stock have been retroactively restated to give effect to the Business Combination.
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(358,741)	$(214,924)	$(208,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of and mark-to-market adjustments of derivative liabilities	(134,304)	(37,811)	—
Impairment of assets	215,822	—	—
Impairment of product sales inventory	31,769	—	—
Depreciation and amortization	61,713	51,592	32,495
Non-cash vehicle expenses	13,359	7,233	11,998
Stock-based compensation expense	95,335	86,631	6,174
Bad debt expense	2,584	2,766	463
Breakage revenue	(31,041)	—	—
Loss on extinguishment of debt	—	2,304	—
Amortization of debt issuance costs and discounts	3,548	1,851	6,042
Other	1,199	392	(300)
Changes in assets and liabilities, net of impact of business acquisitions and disposals:
Accounts receivable	3,623	(8,372)	(662)
Inventory	15,916	(9,331)	(901)
Prepaid expenses and other current assets	(11,154)	(24,827)	7,746
Other assets	(3,882)	200	(162)
Accounts payable	15,010	(7,485)	(15,096)
Deferred revenue	15,913	14,614	10,699
Accrued expenses and other current liabilities	5,009	3,667	5,122
Other liabilities	1,491	(127)	(5,036)
Net cash used in operating activities	(56,831)	(131,627)	(150,151)
Cash flows from investing activities
Purchases of property and equipment	(527)	(846)	(500)
Purchases of vehicles	(88,886)	(214,852)	(11,862)
Net cash acquired (used) in acquisitions	—	—	68,664
Net cash (used in) provided by investing activities	(89,413)	(215,698)	56,302
Cash flows from financing activities
Proceeds from Business Combination and PIPE financing	—	249,611	—
Transaction costs paid in connection with Business Combination and PIPE financing	—	(25,946)	—
Proceeds from issuance of debt, net of issuance costs	107,910	52,680	—
Proceeds from issuance of convertible debt, net of issuance costs	23,386	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	51,711
Proceeds from issuance of redeemable convertible senior preferred stock and derivatives, net of issuance costs	—	207,814	—
Proceeds from issuance of common stock	1,055	423	933
Payment for settlement of warrants	—	(600)	(2,002)
Payment for taxes related to net share settlement	(2,172)	—	—
Debt repayments	(110,594)	(40,610)	(18,776)
Net cash provided by financing activities	19,585	443,372	31,866
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	5,802	10,087	(3,590)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(120,856)	106,134	(65,573)
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	159,901	53,767	119,340
End of period	$39,045	$159,901	$53,767
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	33,469	128,556	43,158
Restricted cash and cash equivalents	5,576	31,345	10,609
Total cash and cash equivalents and restricted cash and cash equivalents	$39,045	$159,901	$53,767
Non-cash activities:
Conversion of redeemable convertible preferred stock to common stock in connection with the Business Combination	$—	$1,300,121	$—
Transaction costs not yet paid	$—	$6,563	$—
Fair value of net asset acquired in non cash acquisition	$—	$—	$190,000
Payment for settlement of debt in exchange for the issuance of common stock under the Purchase Agreement	$3,060	$—	$—
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$7,102	$695	$4,278
Income taxes	$418	$263	$214
See Accompanying Notes to Consolidated Financial Statements

Bird Global, Inc.
Notes to Consolidated Financial Statements

Note 1 — Description of Business
Bird Global, Inc. (“Bird Global” and, together with its subsidiaries, “Bird”, the “Company”, “our”, or “we”) was incorporated in Delaware on May 4, 2021, as a wholly owned subsidiary of Bird Rides, Inc. (“Bird Rides”). Bird Global was formed for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated May 11, 2021 (as amended, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among Switchback II Corporation (“Switchback”), Maverick Merger Sub Inc., a direct and wholly owned subsidiary of Switchback (“Merger Sub”), Bird Rides, and Bird Global.
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

Going Concern
The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $1,539.9 million as of December 31, 2022. For the year ended December 31, 2022, the Company used approximately $56.8 million of cash in operations. The Company’s ability to fund working capital, make capital expenditures, and service its debt will depend on its ability to generate cash from operating activities, which is subject to its future operating success, and obtaining financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. As of December 31, 2022, the Company had $33.5 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of issuance of these consolidated financial statements. If the Company is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully and may need to scale back or discontinue certain or all of its operations in order to reduce costs or seek bankruptcy protection, which would harm its business, financial condition, and results of operations. In addition, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of March 16, 2023, we have access to our cash on deposit with SVB. If the Company were to lose all or a significant portion of the amount it has deposited at SVB or another depository institution, that could adversely impact the Company’s operating liquidity and financial performance. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the consolidated financial statements for the year ended December 31, 2022 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management evaluates estimates that are subject to significant judgment, including, but are not limited to, those related to breakage revenue, useful lives associated with vehicles, valuation of goodwill, Product Sales inventory and inventory deposits, and other long-lived assets, assumptions utilized in the valuation of derivative liabilities and certain equity awards, loss contingencies, valuation allowance for deferred income taxes, and the collectability of accounts receivable. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with a maturity of 90 days or less at the time of purchase. Cash equivalents consist primarily of money market securities and all cash and money market investments are deposited with institutions management believes are of high credit quality. Cash equivalents are stated at fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are pledged as security for letters of credit or other collateral established by the Company for certain insurance policies and various other contractual arrangements. As of December 31, 2022 and 2021, the Company had issued irrevocable standby letters of credit of $5.5 million and $25.6 million, respectively. Restricted cash and cash equivalents are classified as current or non-current based on the contractual or estimated term of the remaining restriction. Current restricted cash and cash equivalents balances as of December 31, 2022 and 2021 were $5.0 million and $30.1 million, respectively. Non-current restricted cash and cash equivalents balances as of December 31, 2022 and 2021 were $0.6 million and $1.2 million, respectively.

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
During the year ended December 31, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized a lower of cost or net realizable value impairment on Product Sales inventory of $31.8 million, which is reflected in the consolidated statements of operations.

Contract Terminations

Our capital expenditure cycle often requires us to pay deposits to secure orders for the Product Sales business. The Company records deposits based on the amount of cash paid to secure future production, and evaluates the assets for impairment, as needed.

During the year ended December 31, 2022, given our initiative announced in May 2022 to slow the expansion of our Product Sales portfolio offering and realign our resources to prioritize Sharing operations within our existing regions, combined with the current adverse macroeconomic environment, including a shift in consumer demand away from longer lead time discretionary items, the Company recognized an impairment on certain contractual deposits of $14.7 million, which is included within Impairment of assets in the consolidated statements of operations.

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

During the year ended December 31, 2022, the Company estimated the recoverability of long-lived assets within the North America, EMEA, and Other asset groups by comparing the estimated fair value of each asset group to its carrying value. Due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company recorded an impairment charge of $89.4 million within the EMEA and Other asset groups, which is included within Impairment of assets in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is allocated to reporting units expected to benefit from the business combinations. The Company tests goodwill for impairment at least annually at the reporting unit level, in the fourth quarter, or whenever events or changes in circumstances indicate that the fair value of net assets has decreased below its carrying value. Application of the goodwill impairment test requires judgement, including identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates three reporting units, which are the same as its reporting segments described in Note 17 — Segment Information.

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

During the year ended December 31, 2022, due to the sustained decline in the Company’s market capitalization and current adverse macroeconomic environment, the Company completed a quantitative impairment test for the North America and EMEA reporting units, comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. As a result, the Company impaired the entire carrying value of North America and EMEA goodwill, which are included within Impairment of assets in the consolidated statements of operations.

Derivative Liabilities

Earnout Shares

In connection with the execution of the Business Combination Agreement, the Company designated 30 million shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or an RSU of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The three separate “Earnout Triggering Events” are as follows:

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

Of the 30.0 million Earnout Shares, 27,925,828 shares are designated for the holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination and are not subject to a continued service requirement. This portion of the Earnout Shares is classified as a liability due to failure to meet the equity classification criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40. The Earnout Shares liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2022.

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

The Switchback Founder Earn Back Shares are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Switchback Founder Earn Back Shares liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2022.

The Company calculated the grant-date fair value of the liability-classified Switchback Founder Earn Back Shares based on multiple stock price paths on a monthly basis over the Earnout Period, developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date.

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

The C-1 Warrants and Private Placement Warrants are classified as liabilities due to failure to meet the equity classification criteria under ASC 815-40. The C-1 Warrants and Private Placement Warrants liabilities were measured at fair value on the date of grant. Both financial instruments are remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2022.

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

The Public Warrants are classified as a liability due to failure to meet the equity classification criteria under ASC 815-40. The Public Warrants liability was measured at fair value at the effective time of the Acquisition Merger, and is remeasured at fair value through other income (expense) at each subsequent reporting period, most recently as of December 31, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying amounts of the Company’s cash equivalents, restricted cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their respective fair values due to their short-term nature. The Company’s assets and liabilities listed above are based on Level 1 inputs.

The Company’s derivative liabilities, such as the Earnout Shares, Switchback Earn Back Shares, C-1 Warrants, Private Placement Warrants, and Public Warrants, are remeasured at fair value through other income (expense) at each reporting period. Such fair value measurements are predominantly based on Level 3 inputs, with the exception of the Public Warrants, which are based on Level 1 inputs.
The Company’s Convertible Senior Secured Notes are accounted for under the fair value option election of ASC 825-10, which states bifurcation of an embedded derivative is not necessary. The Notes were initially measured at its estimated fair value as of December 30, 2022. The estimated fair value adjustment is recognized as a component of other comprehensive income with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statements of operations. Such fair value measurements are predominantly based on Level 3 inputs. For the year ended December 31, 2022, the carrying value approximated fair value.
For all liabilities measured at fair value, an increase or decrease in any of the observable inputs in isolation, such as the share price quoted on the NYSE, could result in a material increase or decrease in our estimate of fair value. Other unobservable inputs are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the share price and other observable inputs. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on our estimate of fair value.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, right-of-use assets, and property and equipment are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally consist of cash and cash equivalents, restricted cash and cash equivalents, and accounts receivable. Cash and cash equivalents, and restricted cash and cash equivalents, primarily consist of cash deposits and money market securities, and all cash and money market investments are deposited with institutions management believes are of high credit quality. The Company has not experienced any material losses related to these concentrations during the periods presented. No customer accounted for 10% or more of revenue for the years ended December 31, 2022, and 2021.

Revenue Recognition

For the years ended December 31, 2022, and 2021, the Company recognized revenue from rides taken by individual users of the Bird mobile application (the “Bird App”) as part of Sharing, which the Company accounts for pursuant to ASC 842, Leases. Additionally, the Company recognized revenue from Product Sales, primarily comprised of vehicles sales, pursuant to ASC 606, Revenue from Contracts with Customers. Sales taxes, including value added taxes, are excluded from reported revenue.

Sharing

The Company’s technology platform enables users to participate in the Company’s Sharing program. To use a vehicle, the user contracts with the Company via acceptance of the Bird Rental Agreement and pays for the ride from a preloaded wallet balance, on a per-ride basis. The user must use the Bird App to access the shared vehicles and must end the ride on the Bird App to conclude the trip. The Company is responsible for providing access to the vehicles over the user’s desired period of use. The Company accounts for these revenues as operating lease revenue pursuant to ASC 842, Leases, and records revenue upon completion of each ride. The Company treats any credit, coupon, or rider incentive as a reduction to the revenue for the ride in the period to which it relates.

During the year ended December 31, 2022, the Company completed a legal analysis to confirm that management had sufficiently mitigated the legal obligation to remit the value of the unredeemed preloaded wallet balances to the relevant jurisdiction as unclaimed or abandoned property in the United States. The Company recognizes the breakage amounts as revenue under the remote method, in which revenue is recognized when the likelihood of the customer exercising its remaining rights becomes remote. As a result of this change in estimate, the Company recognized $31.0 million of unredeemed preloaded wallet balances during the year ended December 31, 2022.

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

The Tariffs resumed effective January 1, 2021, and continued to remain in effect through the year ended December 31, 2021. On March 23, 2022, the product exclusion for our vehicles were reinstated thus excluding them from the Tariffs retroactively to October 12, 2021, and through the year ended December 31, 2022. The total reimbursement of $11.7 million was capitalized and is being amortized, primarily over an estimated useful life of 18 months. For the year ended December 31, 2022, $9.4 million was recognized as a benefit to the consolidated statements of operations.

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

Since November 2021, with the exception of the Management Award RSUs, RSUs granted to employees are generally service-based awards, typically vesting over a total of four years pursuant to the two different vesting schedules previously described. From April 2022, awards granted under the 2021 Plan generally vest on a quarterly basis over a one-year vest term. The fair value of RSUs is determined using the closing price of the Company’s Class A Common Stock on the grant date. The associated stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share is based on the weighted-average effect of all shares of common stock issued and outstanding and is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock used in the basic loss per share calculation plus the number of shares of common stock that would be issued assuming exercise or conversion of all potentially dilutive instruments. We exclude equity instruments from the calculation of diluted loss per share if the effect of including such instruments is anti-dilutive. Since we are in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potentially dilutive securities outstanding would have been anti-dilutive. The rights, including the liquidation and dividend rights, of the Class A Common Stock, Class B Common Stock, and Class X Common Stock are substantially identical. Accordingly, the Class A Common Stock and Class X Common Stock shared proportionately in the Company’s net losses. No shares of Class B Common Stock were issued and outstanding as of December 31, 2022.

Shares of redeemable convertible preferred stock and founders convertible preferred stock are considered participating securities. As they do not participate in losses of the Company, the two-class method would yield the same results as the basic net loss per share calculation. As of December 31, 2022, there were no shares of redeemable convertible preferred stock, redeemable convertible prime preferred stock, redeemable convertible senior preferred stock or founders convertible preferred stock issued and outstanding.

Recently Adopted Accounting Pronouncements

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

The Company adopted ASC 842 on January 1, 2022, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2022. The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Variable lease payments were not material for the year ended December 31, 2022. The Company did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use (“ROU”) assets.
The Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s classes of assets that are leased include real estate leases, which are classified as operating leases and included in other assets, other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. Finance leases were not material for the year ended December 31, 2022.
The Company’s real estate leases are for an initial period between one and six years, and typically include renewal options, the election of which is at the option of the Company. The Company includes renewal options in the measurement of lease liabilities only to the extent the option is reasonably certain to be exercised. For leases that provide the option to terminate, the lease term includes periods covered by such options to the extent the Company is reasonably certain not to exercise the option.
When the discount rate implicit in the lease cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement in order to discount lease payments to present value for purposes of performing lease classification tests and measuring the lease liability. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. As such, the Company's rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease.

The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.

Note 3 – Fair Value Measurements
The following table details the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Convertible Senior Secured Notes(1)	—	—	30,100	30,100
Earnout Shares	—	—	1,459	1,459
Switchback Founder Earn Back Shares	—	—	125	125
Warrants	108	—	201	309
Total liabilities measured at fair value	$108	$—	$31,885	$31,993

(1) See Note 11 — Notes Payable for additional information. Mark-to-market adjustments of the Bird Canada Transaction Convertible Senior Secured Notes were immaterial for the year ended December 31, 2022.

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Earnout Shares	$—	$—	$106,003	$106,003
Switchback Founder Earn Back Shares	—	—	9,087	9,087
Warrants	6,515	—	14,591	21,106
Total liabilities measured at fair value	$6,515	$—	$129,681	$136,196

Amounts associated with the issuance of and mark-to-market adjustments of derivative liabilities are reflected in Other income, net and totaled $134.3 million, $51.0 million, and $0.0 million of income for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 4 — Prepaid Expenses and Other Current Assets
The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2022	2021
Funding receivable	$6,000	$—
Insurance receivable	4,000	—
Prepaid expenses	3,667	8,321
Current deferred financing costs	2,706	1,303
Indirect taxes receivable	1,749	2,210
Product sales inventory deposits, net	1,387	19,857
Other current assets	3,106	2,087
Total prepaid expenses and other current assets	$22,615	$33,778

Note 5 — Property and Equipment, net
The Company’s property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Computer hardware, software, and equipment	$1,813	$2,438
Leasehold improvements	1,584	1,354
Furniture and fixtures	1,630	2,231
Less: Accumulated depreciation	(4,415)	(4,497)
Total property and equipment, net	$612	$1,526

Depreciation expense relating to property and equipment was $1.4 million, $2.8 million, and $4.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022 and 2021, the Company recognized immaterial losses related to the disposal of property and equipment. During the year ended December 31, 2020, the Company recognized a loss of $3.4 million related to the disposal of property and equipment.

Note 6 —Vehicles, net
The Company’s vehicles, net consists of the following (in thousands):

	December 31,
	2022	2021
Deployed vehicles	$134,202	$93,192
Undeployed vehicles	31,900	46,867
Spare parts	28,476	10,009
Less: Accumulated depreciation(1)	(94,490)	(31,119)
Total vehicles, net	$100,088	$118,949

(1)Includes $54.3 million of impairment of vehicles and spare parts, net of assets no longer in service and consumption of spare parts of $7.8 million, for the year ended December 31, 2022. There was no impairment recorded during the year ended December 31, 2021.

Depreciation expense relating to vehicles was $59.5 million, $47.3 million, and $23.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 — Goodwill
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
The changes in the carrying amount of goodwill by segment during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	North America	Europe, Middle East, and Africa	Other
Balance as of December 31, 2020	$1,296	$129,959	$—
Foreign currency translation adjustment	—	(10,086)	—
Balance as of December 31, 2021	1,296	119,873	$—
Foreign currency translation adjustment	—	(9,443)	—
Impairment of goodwill(1)	(1,296)	(110,430)	—
Balance as of December 31, 2022	$—	$—	$—

(1)See Note 2 for additional information related to the impairment recorded in the during the year ended December 31, 2022.

Note 8 — Leases
The Company leases property and equipment under lease agreements, which have terms between one and six years. Certain of these arrangements include rental escalation clauses, renewal options and termination options that are factored into the determination of lease payments, when appropriate.
As of December 31, 2022, all material operating leases had commenced. The Company's operating lease cost was $4.6 million for the year ended December 31, 2022 and recognized in Cost of sharing, exclusive of depreciation, or in operating expenses within the consolidated statements of operations, based on the underlying nature of the leased asset. The Company also recognized an immaterial amount of variable and short-term lease costs for the year ended December 31, 2022. As of and for the years ended December 31, 2022 and 2021, finance leases were not a material component of the Company's lease portfolio.

The Company's operating lease balances were as follows (in thousands):

	Location in the Consolidated Balance Sheet	December 31, 2022
Operating lease assets	Other assets	$4,283
Current operating lease liabilities	Other current liabilities	3,186
Non-current operating lease liabilities	Other liabilities	1,324

The following table presents the supplemental cash flow information (in thousands):

Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$5,183
Lease assets obtained in exchange for new lease obligations	3,604
The following table reconciles the undiscounted cash flows for future maturities of the Company's operating lease liabilities to the consolidated balance sheets (in thousands):

December 31, 2022
2023	$3,467
2024	733
2025	365
2026	325
2027	43
Thereafter	—
Total lease payments	$4,933
Less: interest expense	$(423)
Present value of lease liabilities	$4,510
At December 31, 2021, prior to the adoption of the new lease accounting standard, future minimum lease payments under non-cancelable operating leases were as follows: $4.4 million in 2022, $2.0 million in 2023, $0.1 million in 2024, $0.1 million in 2025, and $0.1 million in 2026.

The following table presents supplemental information used to calculate the present value of operating lease liabilities:

December 31, 2022
Weighted average remaining lease term (in years)	1.74
Weighted average interest rate	9.39%

Note 9 — Income Taxes
The U.S. and foreign components of loss before provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	December 31,
	2022	2021	2020
U.S.	$(202,192)	$(207,744)	$(105,738)
Foreign	(154,539)	(6,971)	(102,931)
Loss before income taxes	$(356,731)	$(214,715)	$(208,669)

The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	385	31	38
Foreign	1,752	178	26
Total current tax expense	$2,137	$209	$64
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	(127)	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$2,010	$209	$64

In general, it is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022, we have not made a provision for the U.S. or additional foreign withholding taxes. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Mark-to-market adjustments of Earnout and Earn Back Shares	7.9%	5.0%	0.0%
Executive compensation	(0.3)%	(4.3)%	0.0%
Goodwill Impairment	(7.7)%	0.0%	0.0%
Valuation allowance	(14.5)%	(22.7)%	(22.9)%
Other	(7.0)%	0.9%	1.9%
Effective income tax rate	(0.6)%	(0.1)%	0.0%

The effective tax rate is different than the U.S. statutory federal tax rate primarily due to foreign and state taxes, transaction costs, mark-to-market adjustments, non-deductible goodwill impairment, and changes in the Company's valuation allowance.

Deferred income taxes for the years ended December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$287,256	$284,411
Stock Based Compensation	—	—
Fixed Assets	21,037	—
Other	55,761	22,994
Total deferred tax assets	$364,054	$307,405
Deferred tax liabilities
Property and equipment, net	$—	$(7,780)
Other	(3,210)	(759)
Total deferred tax liabilities	$(3,210)	$(8,539)
Less: Valuation allowance	(360,717)	(298,866)
Net deferred tax assets	$127	$—

We have incurred net operating losses in most jurisdictions from inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2022 and 2021, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses. As of December 31, 2022, the Company has recorded a full valuation allowance against its U.S. deferred tax assets, including federal and state NOLs, and the majority of our foreign deferred tax assets. The Company analyzed all sources of available income and determined there is not sufficient evidence to support the realizability of its deferred tax assets with the exception of a few jurisdictions. The Company does not believe it is more likely than not to realize the benefits of the deferred assets. As of December 31, 2022, the Company had a valuation allowance of $284.4 million against its U.S. deferred tax assets and a valuation allowance of $76.3 million against its foreign deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets in future reporting periods and reduce the valuation allowance at such time as management believes it is more likely than not that the deferred tax assets will be realized.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $1.9 million, which expire if unused in 2037, and approximately $905.7 million with an indefinite carryforward period. As of December 31, 2022, the Company had U.S. state net operating loss carryforwards of approximately $580.1 million, which begin to expire in 2037. As of December 31, 2022, the Company has foreign net operating loss carryforwards of approximately $257.2 million in various jurisdictions with various expirations.

As of December 31, 2022, the Company has U.S. federal research tax credit carryforwards of approximately $6.3 million, which begin to expire if unused in 2037. As of December 31, 2022, the Company has California research tax credit carryforwards of approximately $7.1 million, which do not expire.

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

The Company and its subsidiaries file tax returns in the United States (federal and state) and various foreign jurisdictions. All tax periods for all jurisdictions since the Company’s inception in 2017 through 2021 are currently subject to income tax examination.

The following table reflects changes in gross unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Unrecognized tax benefits at beginning of year	$12,458	$13,993
Gross increases—current year positions	—	4,842
Gross increases—prior year positions	25	—
Gross decreases—prior year positions	—	(6,377)
Unrecognized tax benefits at end of year	$12,483	$12,458

As of December 31, 2022, none of the Company's unrecognized tax benefits, if recognized, would impact the effective tax rate for positions that would not be offset with the valuation allowance. The Company does not expect any material changes to its unrecognized tax benefits within the next 12 months.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense if incurred. As of December 31, 2022 and 2021, there were no accrued interest or penalties recorded in the financial statements. In the event that the Company does recognize interest and penalties related to unrecognized tax benefits, these amounts would be recorded within interest expense, net and other expenses, net, respectively, within the consolidated statements of operations. Accrued interest and penalties are included on the related liability lines within the consolidated balance sheets.

As of December 31, 2022, the open tax years for the Company’s major tax jurisdictions are as follows:

Jurisdiction	Tax Years
U.S. Federal	2017-2021
U.S. State	2017-2021
Netherlands	2018-2021
In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  Under the CARES Act, the Company deferred $1.8 million in payroll taxes for the period ended December 31, 2020. During 2021, the Company repaid $0.9 million of the total amount deferred and the remaining balance was repaid during 2022. The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

Note 10 — Accrued Expenses
The components of accrued expenses were as follows (in thousands):

	December 31,
	2022	2021
Accrued legal and regulatory expenses	$10,360	$11,900
Business combination transaction costs accrual	5,603	6,527
Accrued compensation and benefits	5,282	3,559
Vendor accruals	5,576	2,818
Accrued other	6,592	6,624
Total accrued expenses	$33,413	$31,428

Note 11 — Notes Payable
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
In October 2021, the SPV entered into Amendment No. 2 to the Apollo Credit Agreement which, among other things, increased the commitments provided by the lenders from $40.0 million to $150.0 million, with any extension of credit above $40.0 million subject to the consummation of the Business Combination. In November 2021, the transactions contemplated by the Business Combination Agreement were consummated, resulting in access to extensions of credit up to $150.0 million under the Vehicle Financing Facility. In April 2022, the SPV entered into Amendment No. 3 to the Apollo Credit Agreement which, among other things, permits borrowings in respect of scooters located in the United Kingdom, European Union, and Israel up to a sub-limit of $50.0 million (the “EMEA Loans”), in addition to borrowings in respect of scooters located in the United States (the “U.S. Loans”). As amended, the Apollo Credit Agreement continues to allow the SPV to borrow up to the remaining availability under the maximum commitment of $150.0 million, both through U.S. Loans as well as the EMEA Loans, the proceeds of which may be used for general corporate purposes. In November 2022, the Company drew the full amount available under the Vehicle Financing Facility.
The Company drew down $92.2 million during the year ended December 31, 2022. The outstanding principal balance under the Vehicle Financing Facility as of December 31, 2022 was $44.1 million.
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
On October 7, 2022, the SPV entered into Amendment No. 6 to the Apollo Credit Agreement (“Amendment No. 6”), which, among other things, (a) waived the requirement for the SPV to maintain a reserve account in favor of the administrative agent concurrently with a $15.0 million prepayment of outstanding loans made using the cash balance in the reserve account, (b) amended the calculation of the monthly amortization amount from a percentage of outstanding loans to a seasonally-adjusted flat dollar amount per month, (c) waived the quarterly revenue-based amortization payments due in October 2022 and January 2023 and provided a mechanism to reduce or waive the quarterly revenue-based amortization payment due in April 2023, (d) limited the number of scooters included in the calculation of each quarterly revenue-based amortization payment to those scooters necessary to meet the then applicable loan-to-cost financial covenant, and (e) provided for the post-closing waiver of the requirement to maintain a $25.0 million cash-collateralized letter of credit in favor of the administrative agent in connection with a $25.0 million prepayment of outstanding loans made using the cash that previously secured the letter of credit. Pursuant to Amendment No. 6, the amount available under the Vehicle Financing Facility was reduced to $5.0 million.
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
On December 19, 2022, the SPV entered into Amendment No. 7 to the Apollo Credit Agreement (“Amendment No. 7”), which, among other things, provided for a new loan from Bird Canada in an aggregate principal amount of $4.0 million.
In connection with Amendment No. 7, the Company entered into a Pledge and Collateral Agreement, dated as of December 19, 2022, pursuant to which, among other things, the Company pledged substantially all of its assets to secure its existing guaranty of all outstanding loans.
On December 30,2022, the SPV entered into Amendment No. 8 to the Apollo Credit Agreement (“Amendment No. 8”), which, among other things, (a) removed provisions relating to the subordinated loans made by Bird Canada thereunder, (b) extended the maturity of the Apollo Credit Agreement to January 13, 2025, (c) amended the monthly amortization payment amounts, (d) removed provisions relating to the quarterly revenue-based amortization payments and (e) released the liens on substantially all of the assets of the Company that secured its existing guaranty of all outstanding loans under the Apollo Credit Agreement.
On December 30, 2022, the SPV entered into Amendment No. 4 to the Scooter Lease, which, among other things, (a) eliminated the supplemental portion of lease payments tied to revenue generation by vehicles on lease by SPV to the Company and (b) amended certain restrictive covenants.
In connection with Amendment No. 8, Bird Rides International amended the EMEA Guaranty and Pledge Agreement, dated as of December 30, 2022, to, among other things, provide that the secured guaranty provided pursuant to the Existing EMEA Guaranty shall be released upon the satisfaction of certain prepayment and liquidity-based conditions.
Issuance costs related to the Apollo Credit Agreement of $5.0 million were capitalized as a deferred asset and are amortized over the term of the Apollo Credit Agreement. Deferred financing costs related to Amendment No. 7 and Amendment No. 8 to the Apollo Credit Agreement of $1.0 million were capitalized as a deferred asset and are amortized over the remaining term of the Apollo Credit Agreement. In accordance with the terms outlined in the agreements, the Company made contractual principal payments totaling $96.9 million during the year ended December 31, 2022.

Interest Expense
Interest expense was $8.3 million, $2.2 million, and $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Deutsche Bank AG Term Loans and Warrants
In October 2020, the Company entered into an amendment to the credit agreement with Deutsche Bank AG ("DB"), whereby it issued additional warrants (the “2021 DB Warrants”) for shares of the Company’s Series D redeemable convertible preferred stock. The fair value of the 2021 DB Warrants at inception was $0.6 million and was classified in other liabilities. DB notified the Company of its intention to sell the 2021 DB Warrants back to the Company, and the Company settled the 2020 DB Warrants for $0.6 million in June 2021.
In April 2021, the Company repaid the outstanding principal balance under the Term Loans of $31.2 million, including accrued and unpaid interest. The Company recognized a loss of $2.3 million upon extinguishment due to the write-off of the debt discount. Interest expense on the Term Loans for the year ended December 31, 2021 was $2.2 million.

Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 3,473 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $0.2879 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 711 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares. As of December 31, 2022, no Notes were converted into shares of Class A Common Stock.
At any time prior to December 30, 2024, upon not less than five nor more than 60 days’ notice, the Notes will be redeemable at the Company’s option, in whole at any time or in part from time to time, at a price equal to 100.0% of the principal amount of the Notes redeemed, plus a make-whole premium as set forth in the note purchase agreement, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning December 30, 2024, the Company may redeem the Notes, at its option, in whole at any time or in part from time to time, subject to the payment of a redemption price together with accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The redemption price includes a call premium that varies (from 7.5% to 2.5%) depending on the year of redemption.
The Company will be required to offer to repurchase Notes from Note holders at the applicable optional redemption price discussed above, together with accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date, in certain circumstances, including following a significant asset disposition or a change of control.
The outstanding principal balance as of December 31, 2022 was $30.1 million. As of December 31, 2022, $6.0 million was receivable from Note holders. The related issuance costs of $0.7 million were recorded in general and administrative expenses within the consolidated statements of operations for the year ended December 31, 2022.

Note 12 — Common Stock
Common Stock

As of December 31, 2022, the Company has authority to issue 1,000,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock and 50,000,000 shares of Class X Common Stock, with a par value of $0.0001 per share. As of December 31, 2022, the Company had 262,695,741 and 34,534,930 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of December 31, 2022, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option, that have not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.

Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through December 31, 2022.

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
As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company committed to issue to Yorkville 217,203 shares of Class A Common Stock (the “Commitment Fee Shares”) in three equal installments within six months of execution of the Purchase Agreement.
In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company requested and received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan is evidenced by a promissory note (the “Promissory Note”), which accrues interest at a rate of 0%, but was issued with 4.76% original issue discount, and will be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a 2% premium. On December 19, 2022, the Company entered into an extension agreement with Yorkville (the “Extension Agreement”) pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 2,484,720 shares of its Class A Common Stock. The outstanding principal balance under the Promissory Note as of December 31, 2022 was $4.2 million. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid.
During the year ended December 31, 2022, the Company sold 6,730,000 shares of its Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction under the Purchase Agreement, the Company also issued the Commitment Fee Shares during the year ended December 31, 2022.

Preferred Stock

As of December 31, 2022, the Company has the authority to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

Note 13 — Stock-Based Compensation Expense
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
Stock options and RSUs granted under the 2017 Plan are generally service-based awards, typically vesting over a total of four years pursuant to two different vesting schedules. Under one vesting schedule, the first vest is generally a one-year cliff vest, followed by monthly or quarterly vesting for the final three years. Under the second vesting schedule, the award vests on a monthly or quarterly basis over the four-year vest term. In addition, Bird Rides also issued RSAs to certain members of its board of directors. The 2017 Plan allows for the early exercise of stock options if approved by our board of directors. Shares purchased pursuant to the early exercise of stock options are subject to repurchase until those shares vest. .
Shares of restricted stock issued upon an early exercise of an option are not considered outstanding because the grantee is not entitled to the rewards of share ownership. Those shares are not shown as outstanding on the balance sheet and are excluded from earnings (loss) loss per share until the shares are no longer subject to a repurchase feature.
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

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by our board of directors. On January 1, 2022, an additional 13.7 million shares of Class A Common Stock became available for issuance under the 2021 Plan.

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

 Stock Option and RSA Activity

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Options Outstanding (in thousands)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (in years)
As of December 31, 2020	16,924	$0.20	40,909	9.21
Granted	227	6.36
Exercised	(2,356)	(0.17)
Forfeited and canceled	(2,291)	(0.24)
Expired	(82)	(0.20)
As of December 31, 2021	12,421	$0.30	72,940	8.21
Granted	—	—
Exercised	(2,357)	0.16
Forfeited and canceled	(1,172)	0.21
Expired	(443)	1.12
As of December 31, 2022	8,449	$0.36	170,997	3.92
Vested and expected to vest as of December 31, 2022	8,449	0.36	170,997	3.92
Exercisable as of December 31, 2022	7,486	$0.29	145,294	3.59

There were no options granted in the year ended December 31, 2022. The weighted-average fair value of stock options granted in the year ended December 31, 2021 was $6.97 per share and was determined using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

December 31, 2021
Expected term (in years)	5.91
Risk-free interest rate	1.7%
Expected volatility	50.8%
Expected dividend yield	—%

RSU Activity

The following table summarizes the RSU activity for the year ended December 31, 2022 and 2021:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—
Granted	53,936	6.88
Canceled	(22)	$(8.16)
Forfeited	(676)	$(7.57)
Balance at December 31, 2021	53,238	$6.87
Granted	30,972	$1.44
Released	(13,799)	$5.43
Forfeited	(34,196)	$5.98
Balance at December 31, 2022	36,215	$3.65

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cost of revenue	—	—	15
General and administrative	80,148	78,735	4,372
Selling and marketing	2,352	2,714	895
Research and development	12,835	5,182	892
Total	$95,335	$86,631	$6,174

As of December 31, 2022, unrecognized stock-based compensation expense related to stock options and RSUs granted was $81.5 million.

Note 14 — Net Loss Per Share
Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period and potentially dilutive common stock equivalents, including stock options, RSUs, warrants to purchase redeemable convertible preferred stock and Class A Common Stock, redeemable convertible preferred stock, founders convertible preferred stock and contingently issuable shares, except in cases where the effect of the common stock equivalent would be anti-dilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and vesting of RSUs using the treasury stock method. Since the Company was in a loss position for the years ended December 31, 2022, 2021, and 2020, basic net loss per share was the same as diluted net loss per share for the periods presented.

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

Loss per share for the years ended December 31, 2021 and 2020 were retroactively restated to reflect the application of the Business Combination. Net loss for the years ended December 31, 2021 and 2020 were adjusted to reflect the accrual of paid-in kind dividends earned by certain holders of senior preferred stock. The following table presents the calculation of basic and diluted net loss per share for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	December 31,
	2022	2021	2020
Numerator:
Net loss	$(358,741)	$(214,924)	$(208,733)
Adjustment to net loss attributable to common stockholders	—	(15,540)	—
Net loss attributable to common stockholders	$(358,741)	$(230,464)	$(208,733)
Denominator:
Weighted-average shares outstanding, basic and diluted	277,997	84,261	37,367
Loss per share:
Loss per share, basic and diluted	$(1.29)	$(2.74)	$(5.59)

The following outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	December 31,
	2022	2021	2020
Redeemable convertible preferred shares	—	—	135,225
Founders convertible preferred stock	—	—	3,993
Unvested shares of common stock	—	—	4,032
Stock options	8,449	12,730	19,446
Time-based vesting RSUs	25,515	24,166	—
Market-based vesting RSUs	10,700	29,073	—
Warrants to purchase redeemable convertible preferred stock	—	—	94
Warrants to purchase Class A common stock	12,935	12,935	—
Contingently issuable shares	1,977	1,977	—
Total	59,576	80,881	162,790

While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.

Note 15 — Commitments and Contingencies
Operating Leases

As of December 31, 2022, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world. See Note 8 — Leases for further discussion.

Purchase Commitments

The Company has purchase commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2026. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated.

As of December 31, 2022, the Company has no material commitments to purchase inventory and vehicles.

The Company incurred $1.2 million and $5.6 million of software and hosting services during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has commitments to purchase software and hosting services as follows (in millions):

Year Ended December 31,	Amount
2023	$14,002
2024	12,252
2025	12,718
2026	—
Total	$38,972

Notes Payable
The Company has commitments related to the Vehicle Financing Facility. As of December 31, 2022, the Company has future minimum payments of $18.0 million due in the next 12 months and $26.1 million due thereafter. See Note 11 — Notes Payable for further discussion.

Standby Equity Purchase Agreement

The Company has commitments related to the Promissory Note. As of December 31, 2022, the Company has future minimum payments of $4.2 million due in the next 12 months. See Note 12 — Common Stock for further discussion.

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
In addition, on November 17, 2022, shortly after we announced we would be restating our (i) audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and quarterly periods within those years, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022; (ii) condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022; and (iii) condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “ARIAS Action”). On December 19, 2022, another purported stockholder of the Company filed a similar putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled KAREN CAIN, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “CAIN Action”). The ARIAS and CAIN Actions, are substantially similar, and the complaints in both actions allege that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The lawsuits seek, among other things, damages, attorneys’ fees and costs, and such other relief as may be deemed just and proper by the court. Although we believe we have meritorious defenses to the claims of the plaintiffs and members of the classes, and intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these actions or to determine the amount or range of potential losses associated with the actions.
We have received a document request from the SEC in connection with an investigation wherein the SEC requested, among other things, materials concerning the restatement of our financial statements (as described above) , as well as certain other financial and operational data, investor materials, and corporate policies and procedures. We are fully cooperating with the investigation and are not currently able to predict the outcome of the investigation or the timing of its conclusion. Accordingly, we are not able to estimate the loss or range of loss. Further, the outcome of legal proceedings, claims, and regulatory matters, indirect tax examinations and governmental inquiries and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial condition and results of operations, including in a reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Note 16 — Related-Party Transactions
The Company had no related party transactions for the years ended December 31, 2022 and 2021.

Note 17 — Segment Information
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

Segment	Description
North America	Includes Canada and the United States
Europe, Middle East and Africa (EMEA)	Includes all countries within the European Union, the United Kingdom, and countries within the Middle East
Other	Includes South America, China, Mexico, Australia, New Zealand, and Japan

The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenue less cost of revenues.

The following table provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Year Ended December 31,
	2022				2021
	North America	EMEA	Other	Total Segments	North America	EMEA	Other	Total Segments
Revenues:
Sharing	$171,839	59,172	323	231,334	$128,431	44,150	148	172,729
Product sales	12,255	1,071	—	13,326	16,104	1,711	—	17,815
Total revenues	184,094	60,243	323	244,660	144,535	45,861	148	190,544
Cost of revenues:
Cost of sharing, exclusive of depreciation	69,357	37,043	147	106,547	80,442	22,720	42	103,204
Depreciation on sharing vehicles	40,058	19,367	60	59,485	21,831	25,483	21	47,335
Cost of product sales	11,471	683	—	12,154	16,189	1,148	3	17,340
Impairment of product sales inventory	31,769	—	—	31,769	—	—	—	—
Total cost of revenues	152,655	57,093	207	209,955	118,462	49,351	66	167,879
Gross margin:
Sharing	62,424	2,762	116	65,302	26,158	(4,053)	85	22,190
Product sales	(30,985)	388	—	(30,597)	(85)	563	(3)	475
Total gross margin	$31,439	3,150	116	34,705	$26,073	(3,490)	82	22,665
Reconciling items:
Total expenses				$391,436				$237,380
Loss before income taxes				$(356,731)				$(214,715)

In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

Note 18 — Subsequent Events
Effective as of January 3, 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for details of the Bird Canada transaction. The purpose of the acquisition was to add additional profitable operations to Bird’s global platform, while consolidating our North American operations.
In addition, on March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023. As of March 16, 2023, we have access to our cash on deposit with SVB.

The Company has evaluated subsequent events through the filing of this Annual Report and determined that, other than the events discussed above, there have been no events that have occurred that would require adjustment to, or disclosure in, our consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. There are also inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company's principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act).

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022 and 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weaknesses

Throughout the year ended December 31, 2022, the Company undertook remediation measures related to the previously reported material weakness in internal control over financial reporting. We completed our remediation procedures in the quarter ended December 31, 2022, including testing the design and confirming the implementation of the related controls.

Specifically, we undertook the following remediation measures:

•We implemented analytical and review controls of our business systems to ensure revenue is not recorded when customers with insufficient preloaded wallet balances complete Rides for which the balance is uncollectible, including additional review of the wallet subledger for deficit balances and additional review of failed payments in our business system configuration.
•We implemented processes to prevent customers from depleting their preloaded wallet balance below zero dollars during a Ride.

Based on these measures, we believe that the previously reported material weakness has been remediated. However, completion of remediation procedures for the material weakness does not provide assurance that our process and controls will continue to operate properly or that our financial statements will be free from error.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of the Company's principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2023 annual meeting of stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022.

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
3.Exhibits: The following is a list of exhibits filed as part of this Form 10-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/
		Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Business Combination Agreement, dated as of May 11, 2021, by and among Switchback II Corporation, Maverick Merger Sub Inc., Bird Rides, Inc., and Bird Global, Inc.	S-4	333-256187	2.1	05/14/2021
2.2+	Share Purchase Agreement, dated as of December 30, 2022, by and among 1393631 B.C. Unlimited Liability Company, Bird Global, Inc., Bird Canada Inc., the sellers named therein and the sellers’ representative named therein.	8-K	001-41019	2.1	01/03/2023
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
3.3	Certificate of Designation of Series A Preferred Stock of Bird Global, Inc.	8-K	001-41019	3.1	01/03/2023
4.1	Specimen Class A Common Stock Certificate of Bird Global, Inc.	S-4/A	333-256187	4.5	07/15/2021
4.2	Specimen Warrant Certificate of Bird Global, Inc.	S-4/A	333-256187	4.6	07/15/2021
4.3	Description of Capital Stock	10-K	001-04321	4.3	03/15/2022
4.4	Promissory Note, dated as of May 19, 2022, by and between Bird Global, Inc. and YA II PN, Ltd.	8-K	001-41019	4.1	5/20/2022
4.5+	Note Purchase Agreement, dated as of December 30, 2022, by and among Bird Global, Inc., the purchasers named therein and U.S. Bank, National Association, as collateral agent.	8-K	001-41019	4.1	01/03/2023
4.6	Form of 12.0% Convertible Senior Secured Note due 2027 (included in Exhibit 4.1 hereto).	8-K	001-41019	4.2	01/03/2023
10.1	Amended and Restated Registration Rights Agreement, dated November 4, 2021, by and among Bird Global, Inc., NGP Switchback II, LLC, and the other holders party thereto.	8-K	001-41019	10.1	11/09/2021
10.2	Form of Subscription Agreement.	8-K	001-39863	10.3	5/12/2021
10.3	Form of Indemnification Agreement.					*
10.4	Loan and Security Agreement, dated as of April 27, 2021, by and among Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, the persons from time to time party thereto as lenders, and MidCap Financial Trust, as administrative agent.	S-4	333-256187	10.16	05/14/2021
10.5	Amendment No. 1 to Loan and Security Agreement, dated as of June 10, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	10-K	001-04321	10.5	03/15/2022
10.6	Amendment No. 2 to Loan and Security Agreement, dated as of October 12, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	333-256187	10.1	10/18/2021
10.7	Master Scooter Operating Lease and Servicing Agreement, dated as of April 27, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as a lessee and servicer.	S-4	333-256187	10.17	05/14/2021
10.8	Amendment No. 1 to Master Scooter Operating Lease and Servicing Agreement, dated as of October 12, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	333-256187	10.2	10/18/2021
10.9†	Bird Global, Inc. 2021 Incentive Award Plan.	S-8	333-260893	99.4	11/09/2021
10.10†	Form of Stock Option Grant Notice and Stock Option Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.5	11/09/2021
10.11†+	Form of Senior Vice President Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.6	11/09/2021
10.12†	Form of Amended and Restated CEO Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.7	11/09/2021
10.13†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Restricted Earnout Shares) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.8	11/09/2021
10.14†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Management Award) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.9	11/09/2021

10.15†	Bird Global, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-260893	99.1	11/09/2021
10.16†	Bird Global, Inc. Amended and Restated 2017 Stock Plan.	S-8	333-260893	99.1	11/09/2021
10.17†	Form of Stock Option Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.19	08/18/2021
10.18†	Form of Restricted Stock Unit Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.2	08/18/2021
10.19†	Offer Letter, dated as of September 28, 2018, by and between Yibo Ling and Bird Rides, Inc.	S-4/A	333-256187	10.21	08/18/2021
10.20†	Compensation Letter Agreement, dated as of December 22, 2021 by and between Bird Rides, Inc. and Yibo Ling.	8-K	001-41019	10.1	12/27/2021
10.21†	Offer Letter, dated as of August 9, 2017, by and between William Scott Rushforth and Bird Rides, Inc.	S-4/A	333-256187	10.22	08/18/2021
10.22†	Non-Employee Director Compensation Program.	10-K	001-04321	10.22	03/15/2022
10.23	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022.	8-K	001-41019	99.1	04/13/2022
10.24	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	001-41019	99.2	04/13/2022
10.25†	Compensation Letter Agreement, dated September 21, 2022, by and between Ben Lu and Bird Rides, Inc.	8-K	001-41019	10.1	09/23/2022
10.26†	Separation and Release Agreement, dated September 21, 2022, by and between William Scott Rushforth and Bird Rides, Inc.	8-K	001-41019	10.2	09/23/2022
10.27†	Compensation Letter Agreement, dated November 9, 2022, by and between Shane Torchiana and Bird Rides, Inc.	8-K/A	001-41019	10.1	11/16/2022
10.28	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	10-Q/A	001-41019	10.6	11/17/2022
10.29	Amendment No. 6 to Loan and Security Agreement dated as of October 7, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	001-41019	99.1	10/11/2022
10.30	Amendment No. 3 to Master Scooter Operating Lease and Servicing Agreement dated as of October 7, 2022, by and between Bird US Opco, LLC as lessor and Bird Rides, Inc. as lessee and servicer.	8-K	001-41019	99.2	10/11/2022
10.31	Second Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of October 7, 2022, made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	8-K	001-41019	99.3	10/11/2022
10.32	Parent Guaranty, dated as of October 7, 2022, made by Bird Rides, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	8-K	001-41019	99.4	10/11/2022
10.33	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022, made by Bird Rides International Holding, Inc., in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	10-Q/A	001-41019	10.3	11/17/2022
10.34	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022	10-Q/A	001-41019	10.4	11/17/2022
10.35	Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022 made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	S-1	333-265215	10.8	05/25/2022
10.36	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.	10-Q/A	001-41019	10.5	11/17/2022
10.37†	Compensation Letter Agreement, dated November 9, 2022, by and between Shane Torchiana and Bird Rides, Inc.	8-K/A	001-41019	10.1	11/16/2022
10.38+	Amendment No. 7 and Joinder to Loan and Security Agreement, dated as of December 19, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	001-41019	10.1	12/20/2022
10.39+	Pledge and Collateral Agreement, dated as of December 19, 2022, by and between Bird Rides, Inc. and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	001-41019	10.2	12/20/2022
10.40+	Investment Agreement, dated as of December 19, 2022	8-K	001-41019	10.3	12/20/2022
10.41	Extension Agreement, dated as of December 19, 2022	8-K	001-41019	10.4	12/20/2022
10.42	Guarantee, dated as of December 30, 2022, by Bird US Opco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.1	01/03/2023
10.43	Guarantee, dated as of December 30, 2022, by Bird US Holdco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.2	01/03/2023
10.44	Guarantee, dated as of December 30, 2022, by Bird US Opco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.3	01/03/2023

10.45	Guarantee, dated as of December 30, 2022, by Bird Canada Inc. and 1393631 B.C. Unlimited Liability Company in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.4	01/03/2023
10.46	Guarantee, dated as of December 30, 2022, by Bird Rides, Inc. in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.5	01/03/2023
10.47	Pledge Agreement, dated as of December 30, 2022, by and between Bird Global, Inc. and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-41019	10.6	01/03/2023
10.48	Pledge and Collateral Agreement, dated as of December 30, 2022, by and among Bird Canada Inc., 1393631 B.C. Unlimited Liability Company and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-41019	10.7	01/03/2023
10.49	Voting Agreement, dated as of December 30, 2022, by and among Bird Global Inc., the investors party thereto and Travis VanderZanden.	8-K	001-41019	10.8	01/03/2023
10.50+	Amendment No. 8 to Loan and Security Agreement, dated as of December 30, 2022, by and among Bird US Opco, as borrower, Bird US Holdco, LLC, as holdco guarantor, the lenders party thereto and MidCap Financial Trust, as administrative agent.	8-K	001-41019	10.9	01/03/2023
10.51	Amendment No. 4 to Master Scooter Operating Lease and Servicing Agreement, dated as of December 30, 2022, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer, and acknowledged by MidCap Financial Trust, as administrative agent	8-K	001-41019	10.10	01/03/2023
10.52	Third Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of December 30, 2022, by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, as administrative agent, and the lenders.	8-K	001-41019	10.11	01/03/2023
10.53†	Employment Letter Agreement, dated as of January 1, 2023, by and between Bird Canada Inc. and Michael Washinushi.	8-K	001-41019	10.12	01/03/2023
21.1	List of Subsidiaries of Bird Global, Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Bird Global, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

BIRD GLOBAL, INC.

Date: March 16, 2023	By:	/s/ Shane Torchiana
Shane Torchiana
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shane Torchiana	Chief Executive Officer	March 16, 2023
Shane Torchiana	(Principal Executive Officer)

/s/ Michael Washinushi	Chief Financial Officer	March 16, 2023
Michael Washinushi	(Principal Financial Officer)

/s/ Greg Wright	Controller	March 16, 2023
Greg Wright	(Principal Accounting Officer)

/s/ Travis VanderZanden	Founder and Chair of Board	March 16, 2023
Travis VanderZanden

/s/ Antonio Occhionero	Director	March 16, 2023
Antonio Occhionero

/s/ Kevin Lowell Talbot	Director	March 16, 2023
Kevin Lowell Talbot

/s/ Robert Komin	Director	March 16, 2023
Robert Komin

/s/ James E. Mutrie	Director	March 16, 2023
James E. Mutrie

/s/ Racquel Russell	Director	March 16, 2023
Racquel Russell

/s/ John Bitove	Director	March 16, 2023
John Bitove

/s/ Philip Evershed	Director	March 16, 2023
Philip Evershed

/s/ Philip Ryan	Director	March 16, 2023
Philip Ryan