Form 10-K/A
period 2022-12-31
Bird Global, Inc.
filed 2023-05-01
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
As of April 26, 2023, the number of shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding was 286,818,932, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options and the number of shares of the registrant’s Class X common stock, par value $0.0001 per share, outstanding was 34,534,930.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Bird Global, Inc., a Delaware corporation (“Bird,” the “Company,” “we” or “us”), for the fiscal year ended December 31, 2022 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2023 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”), to delete the disclosures regarding incorporation by reference on the front cover page of the Original Report, and to update the information provided in Part IV, Item 15, of the Original Report.

The Part III Information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Report by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the Part III Information in the Original Report because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cover Page and Part III, Items 10 through 14, and Part IV, Item 15 of the Original Report are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment No. 1 speaks only as of the Original Filing Date and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our filings made with the SEC subsequent to the Original Filing Date, including any amendments to those filings.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Amendment No. 1 may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Amendment No. 1 include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans to exit certain markets and anticipated cost savings associated with such exits, our ability to continue as a going concern, our plans to seek additional capital, and our objectives for future operations.
The forward-looking statements in this Amendment No. 1 are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in the Original Report. The forward-looking statements in this Amendment No. 1 are based upon information available to us as of the date of this Amendment No. 1, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Amendment No. 1 and the documents that we reference in this Amendment No. 1 and have filed as exhibits to this Amendment No. 1 with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Amendment No. 1. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Amendment No. 1, whether as a result of any new information, future events or otherwise.
Unless the context otherwise requires, all references in this Amendment No. 1 to the “Company,” “we,” “us,” “our” or “Bird” refer to Bird Global, Inc. and its subsidiaries. References to “Bird Global” refer to Bird Global, Inc. and references to “Bird Rides” refer to Bird Rides, Inc.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and members of our board of directors (ages as of May 1, 2023):

Name	Age	Position(s)
Executive Officers
Shane Torchiana	39	Chief Executive Officer
Michael Washinushi	54	Chief Financial Officer
Stewart Lyons	49	President
Non-Employee Directors
Travis Vanderzanden	44	Chairman of the Board of Directors
John Bitove	62	Director
Philip Evershed	62	Director
Robert Komin	60	Lead Independent Director
James Mutrie	50	Director
Antonio Occhionero	50	Director
Racquel Russell	44	Director
Philip Ryan	67	Director
Kevin Talbot	58	Director

Shane Torchiana has served as our Chief Executive Officer since September 21, 2022. He previously served as our President and Chief Executive Officer from June 2022 to January 2023 and as our Chief Operating Officer from January 2022 to June 2022. He also previously served in various roles at Bird Rides, most recently as Senior Vice President of Corporate Development & Strategy from January 2019 to January 2022. Before joining Bird in 2018, Mr. Torchiana worked at Boston Consulting Group, a management consulting company, as a partner, where he led consulting teams supporting clients in data and analytics, strategy, and transformation projects since 2010. Mr. Torchiana holds a Master of Business Administration from Columbia Business School and a Master of Finance from MIT Sloan.
Michael Washinushi has served as our Chief Financial Officer since January 3, 2023. Prior to joining the Company, from September 2015 to September 2022, he served as the Chief Financial Officer of FreshBooks, a technology company serving small business owners with a cloud accounting solution. Mr. Washinushi was responsible for the financial, planning & analysis, accounting, government relations and legal functions of FreshBooks. Mr. Washinushi has served on the board of directors of Vertical Scope Holdings Inc. (FORA: TSX) since June 2021. Mr. Washinushi holds a Bachelor of Arts from York University.
Stewart Lyons has served as our President since January 3, 2023. Prior to joining the Company, he served as the Chief Executive Officer and Founder of Bird Canada, an affiliate of the Company, from July 2019 until January 3, 2023. In connection with that position, Mr. Lyons was responsible for launching a micromobility business in Canada. Prior to that, from April 2017 until June 2019, Mr. Lyons served as Senior Vice President of Emerging Business at SiriusXM Radio, focused on growing its Automatic Labs division, a software and hardware developer in the connected vehicle space. Mr. Lyons previously served on the board of directors of Avanta Logixx (XX.V: TSXV) from September 2018 until March 2022, and currently serves as a director on the boards of the Financial Regulatory Authority of Ontario and Borrowell Inc., each a private company. Mr. Lyons holds a Master of Business Administration from the University of Toronto and a Bachelor of Laws from Osgoode Hall Law School.
Travis VanderZanden has served as our Chairman since March 2022. Mr. VanderZanden is also the founder of Bird Rides and served as the President and Chief Executive Officer, and as a director of Bird Rides from 2017 until June 2022. Prior to founding Bird Rides, Mr. VanderZanden held several leadership positions in the ride-sharing and transportation industries, serving as Vice President of Uber, a technology company that provides ridesharing and delivery services, from October 2014 until October 2016 and as Chief Operating Officer of Lyft, a public company offering mobility as a service, bicycle sharing and food delivery, from February 2014 until August 2014. . In June 2011, Mr. VanderZanden founded the on-demand car washing company, Cherry, which was acquired by Lyft, and was Chief Revenue Officer and the first hire at Yammer, a business software company acquired by Microsoft, from January 2009 until July 2011. Mr. VanderZanden has long been inspired to work on last-mile transportation solutions in large part because of his lifelong admiration for his mother, who drove a public bus for more than 30 years in his home state of Wisconsin. Mr. VanderZanden holds a Master of Business Administration from the University of Southern California and a Bachelor of Science in Business Administration from the University of Wisconsin,

Eau Claire. We believe that Mr. VanderZanden is qualified to serve on our Board because of his experience founding and leading Bird Rides, and extensive experience in the ride-sharing and transportation industries.
John Bitove has served on the Bird Board since January 3, 2023. Mr. Bitove has served as the Chairman and co-founder of Bird Canada since December 2019. He has also served as the Chairman and co-founder of Obelysk, an investment company since May 2005. Obelysk brought SiriusXM satellite radio to Canada and is a major investor across a portfolio of businesses. Mr. Bitove also founded the Toronto Raptors of the NBA in 1993. Aside from Bird Global, Mr. Bitove also serves on the boards of a number of private companies and charitable foundations including Gibraltar & Company, a Toronto-based venture investment firm, Maverix Private Equity, an investment firm, Selva Ventures I GP, LLC, an investment firm that invests in early stage consumer brands, Canadian Olympic Foundation, the official charitable organization of the Canadian Olympic Committee and Team Canada, Macedonia 2025 Charitable Foundation, an international, independent think-tank, Wake Forest University, Brian Mulroney Institute of Government at St. Francis Xavier University, The S'Cool Public Education Foundation, a non-governmental funding source for extra-curricular acitivites for students in public, non-tuition elementary schools and Telefilm Canada Talent Fund, a national donation initiative dedicated emerging filmmakers and content creators. Mr. Bitove is also a Director of Lumen Asset Management Inc. (a Canadian company) since May 2015. Lumen Asset Management is the manager of Lumen Long Short Equity Fund. Mr. Bitove holds a Bachelor of Science in Marketing from Indiana University, and Bachelor of Laws from the University of Windsor.
We believe that Mr. Bitove is qualified to serve as a member of our board due to his history with our former platform partner, Bird Canada, as well as his experience as an investor in a variety of businesses.
Philip Evershed has served on the Board since March 26, 2023. Mr. Evershed has been a Managing Partner at PointNorth Capital, an advisory and investment management company focused on non-bank credit opportunities, since 2015. Previously, Mr. Evershed was Global Head of Investment Banking at Canaccord Genuity, full-service financial services firm, from 2010-2015. Prior to that time, in 2005, Mr. Evershed co-founded Genuity Capital Markets, a privately-held investment bank until its sale in 2010, and prior to that, Mr. Evershed joined Canadian Imperial Bank of Commerce (CIBC) from 1990-2005. Prior to joining CIBC, Mr. Evershed was Chief of Staff to the Deputy Prime Minister of Canada and Minister of Privatization until 1990. Mr. Evershed serves as Chairman of the Board of Sirius-XM Satellite Radio (Canada), a broadcasting company, and is on the Board of Verticalscope, a cloud-based digital community platform. He has also served on the Boards of Iogen Corp., a biotechnology firm specializing in cellulosic ethanol, and Canaccord Genuity. Mr. Evershed received Master of Arts in Economics from the University of Toronto in 1985 and Honours Bachelor of Arts at the School of Business and Economics from Wilfrid Laurier University in 1983.
We believe that Mr. Evershed is qualified to serve as a member of our board due to his history with our former platform partner, Bird Canada, as well as financial expertise.
Robert Komin has served on our board since November 4, 2021, the date of the consummation of the Business Combination (as defined in the Original Report), and prior to the Business Combination served as a director of Bird Rides since June 2021. Mr. Komin previously served as Chief Financial Officer of Sunrun Inc., the leading residential solar and storage company in the United States, from March 2015 until May 2020, and then continued as a consultant until January 2021. From September 2013 to January 2015, Mr. Komin served as Chief Financial Officer at Flurry, Inc., a mobile analytics and advertising company. From August 2012 to August 2013, Mr. Komin served as Chief Financial Officer at Ticketfly, Inc., a music ticketing and marketing services provider. From January 2010 to July 2012, Mr. Komin served as Chief Operating Officer and Chief Financial Officer at Linden Research, Inc., a creator of virtual digital entertainment and cybercurrency. Mr. Komin has also served as Chief Financial Officer at Solexel, Inc., a thin-silicon solar company, Tellme Networks, Inc., a speech recognition applications company, and XOR, Inc., a business application solution provider. Mr. Komin serves as a member of the Board of Trustees of the University of Oregon Foundation, as its audit and risk committee chairman, and as a member of its executive and investment committees. Mr. Komin holds a Bachelor of Science in Accounting and General Science from the University of Oregon and a Master of Business Administration from Harvard Business School.
We believe that Mr. Komin is qualified to serve as a member of our board due to his history with Bird Rides, financial expertise and extensive experience with public companies.
James E. Mutrie has served on our board since November 4, 2021, the date of the consummation of the Business Combination. Previously, Mr. Mutrie was one of the co-founders of Switchback II Corporation, a Cayman Islands exempted company (“Switchback”), and was its Co-Chief Executive Officer since December 2020 and a member of its board of directors since October 2020, in each case, until consummation of the Business Combination. Mr. Mutrie co-founded and serves as Co-Chief Executive Officer and a member of the board of directors of Switchback III Corporation, a blank-check company. Mr. Mutrie also co-founded and served as Chief Commercial Officer, General Counsel, Secretary and a member of the board of directors of Switchback Energy Acquisition Corporation, a special purpose acquisition company, until the closing of its business combination with ChargePoint, Inc., an electric vehicle charging network provider committed to enabling the electrification of mobility for all people and goods. Mr. Mutrie served as Vice President, General Counsel, and Corporate Secretary of RSP Permian, Inc. (“RSP”), an independent oil and natural gas company, from June 2014 through the completion of the acquisition of RSP by Concho Resources, Inc. in July 2018. Prior to RSP, from February 2007 until May 2014, Mr. Mutrie served as General Counsel and Compliance Officer at United Surgical Partners International, an ambulatory care company. From October 2003 to January 2007, Mr. Mutrie practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in mergers and acquisitions and capital market offerings. Mr. Mutrie holds a Bachelor of Arts from Cornell University, a Juris Doctor from Northwestern University School of Law, a Certificate in Financial Management

from Cornell University, and a Certificate in Financial Skills from Southern Methodist University Cox School of Business, Executive Education.
We believe that Mr. Mutrie’s extensive experience in managing public company mergers and acquisitions, financing transactions and corporate governance, including helping to grow a public company from its initial public offering to mid-market, as well as his extensive knowledge of the energy transition industry, brings important and valuable skills to our board.
Antonio Occhionero has served on our board since January 3, 2023. Mr. Occhionero has been a Managing Partner at MacKinnon, Bennett & Company ("MKB”), an energy transition growth equity asset manager since 2011. Mr. Occhionero brings over 20 years of experience in transportation private equity investing and investment banking. Mr. Occhionero leads MKB’s mobility investments and currently serves on the boards Communauto, Canada’s largest car sharing operator and Velofix Group of Companies, a North American mobile bike fulfillment platform. He also led an investment in Flo, a leading North American EV charging operator, where he is a Board observer and chairs the nominations and the finance and audit committees. Prior to MKB, from 2001 until 2008, he was an investment banking director at Credit Suisse, a global investment bank. Mr. Occhionero also serves on the boards of AddEnergie Technologies Inc., a North American electric vehicle charging network operator, Communauto, Inc., a Canadian carsharing company, Velofix Group of Companies Ltd., a mobile bicycle shop operator, and Miovision Technologies Inc., a software data company that collects and analyzes traffic data. Mr. Occhionero holds a Bachelor of Commerce and Graduate Diploma in Public Accountancy from McGill University, and Master of Business Administration from SDA Bocconi.
We believe that Mr. Occhionero is qualified to serve as a member of our board due to his history with our former platform partner, Bird Canada, as well experience in working with transportation companies, as well his experience working with shared and electric mobility companies.
Racquel Russell has served on our board since November 4, 2021, the date of the consummation of the Business Combination, and prior to the Business Combination served as a director of Bird Rides since February 2021. Ms. Russell currently serves as Vice President of Partner Success for the Premier Agent division of Zillow, an online real estate marketplace, since March 2020. From January 2015 to March 2020, Ms. Russell worked to build out Zillow’s government relations and public affairs function. Prior to Zillow, from September 2010 until October 2013, Ms. Russell a Deputy Assistant to President Barack Obama, where she , focused on building, communicating, and advancing the President’s agenda on urban affairs and economic opportunity. Throughout her political career, Ms. Russell also held leadership positions for U.S. Senators Tom Carper and Bob Graham, as well as for the National Governors Association. Ms. Russell holds a Bachelor of Science in Communications from the University of Miami, and a Juris Doctor from the George Washington University Law School.
We believe that Ms. Russell is qualified to serve as a member of our board due to her history with Bird Rides, familiarity with similar business models, and experience navigating regulatory environments and protecting brand reputation.
Philip Ryan has served on our board since March 26, 2023. Phil Ryan has been the chairman of Swiss Re America Holding Corp., an insurance company, since 2012, a board member for Swiss Re Ltd., an insurance company, since 2015, and an advisory board member of NY Green Bank, a state-sponsored investment fund, since 2013. He is also an advisor to MKB, a Montreal based investment firm investing in the energy transition and mobility and FTV Capital, which invests in financial technology. Mr. Ryan was the Chief Financial Officer of the Power Corporation of Canada, an international management and holding company that focuses on financial services in North America, Europe and Asia, from February 2008 to May 2012, and in that capacity was a director of IGM Financial Inc., Great-West Lifeco and several of their subsidiaries, including Putnam Investments. From 1985 until 2008, Mr. Ryan held various positions with Credit Suisse, including chairman of the financial institutions group (UK), Chief Financial Officer of Credit Suisse Group (Switzerland), Chief Financial Officer of Credit Suisse Asset Management (UK), and managing director of CSFB Financial Institutions Division (USA/UK). Mr. Ryan holds a Master Business Administration from the Indiana University Kelley School of Business and a Bachelor of Engineering from the University of Illinois.
We believe that Mr. Ryan is qualified to serve as a member of our board due to his history with our former platform partner, Bird Canada, his experience with technology companies, as well as financial expertise.
Kevin Talbot has served on our board since January 3, 2023. Mr. Talbot has been the Managing Partner of Relay Ventures, an early-stage venture capital firm, since 2008, and is a co-founder of Bird Canada, an affiliate of the Company. A former entrepreneur and operator, Mr. Talbot has invested in and served on the boards of numerous technology companies in Canada and the United States. He led Relay Venture’s multiple previous investments in both Bird and Bird Canada. Mr. Talbot holds a Bachelor of Arts in Strategic Studies and Master of Business Administration from York University.
We believe that Mr. Talbot is qualified to serve as a member of our board due to his history with our former platform partner, Bird Canada, his experience with technology companies, as well as financial expertise.
Family Relationships
There are no family relationships among any of our directors or executive officers.

Governance Documents
We believe that good corporate governance is important to ensure that Bird is managed for the long-term benefit of our stockholders. Our nominating and corporate governance committee periodically reviews and reassesses our Corporate Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our Investor Relations website, ir.bird.co, under the “Governance” section, or by writing to our Secretary at our offices at 392 NE 191st Street #20388, Miami, Florida. The information contained on our website is not incorporated by reference into this Amendment No. 1.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022 other than Form 4s for Lisa Murison and W. Scott Rushforth filed on January 19, 2022, which were inadvertently filed late, and a Form 4 for each of Travis VanderZanden, Renaud Fages and Greg Wright filed on April 8, 2022 to correct an error in reporting the number of shares forfeited to satisfy tax obligations for these individuals.
Board Composition
The current authorized number of directors is nine. Our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and amended and restated bylaws (the “Bylaws”) provide that the authorized number of directors may be changed only by resolution of our board of directors. Our board of directors is divided into three classes of directors, with staggered terms of three years each and holding office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Audit Committee
Our audit committee consists of Robert Komin, James E. Mutrie and Philip Ryan, with Mr. Komin serving as the chair of the committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable NYSE rules. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior or current employment.
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

Compensation Committee
Our compensation committee consists of Philip Evershed, James E. Mutrie and Racquel Russell, with Mr. Mutrie serving as the chair of the committee. Messrs. Evershed and Mutrie and Ms. Russell are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable NYSE listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of John Bitove, Antonio Occhionero, Racquel Russell and Kevin Talbot, with Ms. Russell serving as the chair of the committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of the NYSE.
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
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our Investor Relations website, ir.bird.co. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website rather than by filing a Current Report on Form 8-K. We granted no waivers under our Code of Business Conduct and Ethics in 2022. The information contained on our website is not incorporated by reference into this Amendment No. 1.
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

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2022, our “named executive officers” and their positions at Bird were as follows:
•Shane Torchiana, Chief Executive Officer;
•Travis VanderZanden, former Chief Executive Officer;
•Benjamin Lu, former Chief Financial Officer; and
•Lance Bradley, former Chief Technology Officer.
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($) (3)	Total ($)
Shane Torchiana	2022	$435,417	$ 55,000(2)	$7,914,390	$—	$89,915	$8,494,722
Chief Executive Officer	2021	$250,000	$—	$10,434,879	$—	$1,500	$10,686,379
Travis VanderZanden(4)	2022	$1,116	$—	$—	$—	$—	$1,116
Former Chief Executive Officer	2021	$1,116	$—	$155,738,700	$—	$—	$155,739,816
Benjamin Lu	2022	$145,428	384375(2)	$1,000,250	$—	$5,580	$1,535,633
Former Chief Financial Officer	2021	$—	$—	$—	$—	$—	$—
Lance Bradley	2022	$382,809	$ 25,000(2)	$600,150	$—	$18,068	$1,026,027
Chief Technology Officer	2021	$238,333	$—	$5,792,673	$—	$4,476	$6,035,482

(1) Amount reflects the aggregate grant-date fair market value of Restricted Earnout Shares (as defined below) and RSUs granted to the applicable named executive officer during the year ended December 31, 2022, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). See Note 13 of the audited consolidated financial statements included elsewhere in the Original Report for a discussion of the relevant assumptions used in calculating this amount.
(2)    For 2022, Non-Equity Incentive Plan bonus consisted of a one-time signing bonus and any annual or quarterly cash performance bonuses earned based on the Company’s achievement of achievement of adjusted EBITDA, free cash flow and net revenue goals.
(3) For 2022, “All Other Compensation” consists of advisory agreements and reimbursement by the Company of certain cell phone and internet expenses, meals, and wellness services incurred by our named executive officers
(4)    Travis VanderZanden was an employee of the Company and served as its Chief Executive Officer September 21, 2022, the effective date of his resignation from such position. Mr. VanderZanden continues to serve as the Chairman of the Company’s board of directors, a position he has held since March 2022, and as a non-employee member of the board of directors. During the term of his employment with the Company, Mr. VanderZanden did not receive any additional compensation for his services as a member of the board of directors. Following his resignation, he became eligible to participate in the Company’s non-employee director compensation program and receive certain annual cash retainer fees and equity awards in accordance with the Company’s non-employee director compensation program, but declined to receive any payments thereunder during the year ended December 31, 2022. See “Director Compensation” for additional information about the Company’s non-employee director compensation program and the consideration paid to the Company’s non-employee directors in consideration of their service on the board of directors.
Narrative to Summary Compensation Table
2022 Salaries
In 2022, our named executive officers received an annual base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The annual base salaries for Messrs. Torchiana, VanderZanden, Lu and Bradley were $435,417, $1,116, $145,428 and $382,809 respectively.
See “Executive Compensation—Summary Compensation Table” for the actual base salaries earned by our named executive officers for services in 2022.

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
In satisfaction of our obligations under the Business Combination Agreement, in 2021, we granted awards of restricted shares of our Class A Common Stock to applicable equity award holders (including our named executive officers) under the 2021 Plan (the “Restricted Earnout Shares”). The Restricted Earnout Shares vest based on the attainment of applicable stock price goals set forth in the Business Combination Agreement during the Earnout Period (as defined in the Original Report). These Restricted Earnout Shares are intended to replicate our (pre-closing) shareholders’ contingent right to receive certain “Earnout Shares” (as defined in the Original Report) upon the achievement of same stock price goals during the Earnout Period.
No Restricted Earnout Shares were granted to our named executive officers in 2022.
In 2022, we granted (i) time-based awards of RSUs to each of Messrs. Torchiana, Lu and Bradley and (ii) performance-based awards of RSUs to each of Messrs. Torchiana and Lu under our 2021 Plan. These awards cover the total number of shares set forth in the table below, and generally vest as follows:
•Mr. Torchiana received time-based RSU awards in February 2022 and November 2022. Each of the RSU awards vest quarterly beginning March 1, 2022 and December 1, 2022, respectively. Mr. Torchiana also received a performance based award in September 2022 in connection with his transition to the role of Chief Executive Officer.
•Mr. Lu’s time-based RSU award vests quarterly beginning September 1, 2022. In connection with Mr. Lu’s departure in January 2023, Mr. Lu’s RSU awards were accelerated to 12 months of vesting at the time of his departure and the remaining unvested time-vested RSUs and any unvested performance-based RSU awards were forfeited.
•Mr. Bradley received a time-based RSU award in September 2022, which vests quarterly beginning December 1, 2022.
•Each of Messrs. Torchiana and Lu’s performance-based RSU awards vest upon the satisfaction of both service and market performance conditions: (i) the service condition is satisfied based on their continued service over four years and (ii) the market performance condition is satisfied over the Earnout Period with respect to 1/3 of the RSUs underlying the award on the achievement of the applicable Price Per Share Goal, in each case, subject to their continued employment through the applicable vesting date. This award constitutes a “Management Award” under (and within the meaning of) the 2021 Plan.
In addition, the award agreements evidencing each of the RSU awards described above for Messrs. Torchiana and Lu contain (i) non-competition restrictions, effective during employment and for two years following a termination of employment, and (ii) non-solicitation restrictions, effective during employment and for two years following a termination of employment.
Mr. VanderZanden’s previously granted performance-based RSU award and time-vesting RSU awards were forfeited in September 2022 in connection with his transition from Chief Executive Officer of the Company to non-employee Chairman of the Board of Directors.

Named Executive Officer	2022 Time-Based RSUs Granted	2022 Performance-Based RSUs Granted
Shane Torchiana	6,275,000	2,625,000
Travis VanderZanden	—	—
Benjamin Lu	2,500,000(1)	1,500,000
Lance Bradley	1,500,000	—
(1)    In connection with Mr. Lu’s departure in January 2023, Mr. Lu’s time-based RSU awards were accelerated to 12 months of vesting at the time of his departure and the remaining unvested time-based RSUs were forfeited.
See “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” for a description of all of the incentive equity awards held by our named executive officers as of December 31, 2022.

Benefits and Perquisites
In 2022, the named executive officers participated in a 401(k) retirement savings plan maintained by Bird. The U.S. Internal Revenue Code of 1986, as amended, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, we did not make matching contributions under the 401(k) plan. Our named executive officers participate in the 401(k) plan on the same terms as other full-time employees.
In 2022, the named executive officers participated in health and welfare plans maintained by Bird, including:
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
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer as of December 31, 2022. Each option listed in the following table was granted under the 2017 Plan, and each award of RSUs listed in the following table was granted under the 2021 Plan.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of Class A Common Stock underlying outstanding equity awards for each named executive officer as of December 31, 2022. Each option listed in the following table was granted under the 2017 Plan, and each award of RSUs listed in the following table was granted under the 2021 Plan.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Shane	3/19/2020(6)	1/7/2019	71,465	2,749	0.16	3/30/2029
Torchiana	3/19/2020(5)	2/1/2020	98,952	47,644	0.16	3/18/2030
	11/4/2021(8)	11/4/2021					187,500	33,750
	11/9/2021(3)	11/9/2021					750,000	101,250
	11/9/2021(7)								76,865		39,069
	2/22/2022(9)	2/22/2022					1,500,000	270,000
	11/9/2022(9)	9/1/2022					4,007,813	721,406
Travis	11/9/2021(2)	6/1/2021					5,138,438	31,704,162
VanderZanden	11/9/2021(3)	—							17,617,500	[MP2]	108,699,975
Benjamin Lu	9/21/2022(4)	9/1/2022					2,291,667	412,500
Lance	5/17/2018(5)	5/14/2018	(274,868)	274,868	1.09	5/16/2028
Bradley	3/31/2019(6)	4/1/2019	(68,717)	68,717	3.75	3/30/2029
	3/19/2020(6)	2/1/2020	4,943	2,382	0.16	3/18/2030
	3/19/2020(6)	4/1/2019	44,174	4,295	0.16	3/30/2029
	3/19/2020(6)	5/14/2018	166,229	—	0.16	5/16/2028
	9/29/2020(6)	10/1/2020	3,482	3,848	0.16	9/28/2030
	4/2/2021(9)	4/2/2021					24,738	4,453
	11/9/2021(3)	11/9/2021					220,000	29,700
	11/9/2021(7)								31,802		27,282
	12/21/2021(9)	12/22/2021					375,000	67,500
	9/21/2022(9)	9/1/2022					1,406,250	253,125

(1)    Amount reflects the per share value of Class A Common Stock as of December 31, 2022 ($0.18), multiplied by the number of unvested shares subject to the applicable award as of December 31, 2022.

(2)    This RSU award vests over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions. In connection with Mr. VanderZanden’s transition from the CEO role, he forfeited these awards. See “Executive Compensation Arrangements” for further description of these accelerated vesting provisions.

(3)    This RSU award vests based on the achievement of both service and market performance conditions: (i) the service condition is satisfied based on the executive’s continued service over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, and (ii) the market performance condition is satisfied over the Earnout Period with respect to 1/3 of the RSUs underlying the award on the achievement of the applicable Price Per Share Goal, in each case, subject to the executive’s continued service through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. In connection with Mr. VanderZanden’s transition from the CEO role, he forfeited these awards. See “Executive Compensation Arrangements” for further description of these accelerated vesting provisions.

(4)    This RSU award vests over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date. This award is subject to certain accelerated vesting provisions in connection with a qualifying termination of the executive’s employment. In connection with Mr. Lu’s departure in January 2023, this RSU award was accelerated to 12 months of vesting at the time of his departure and the remaining unvested RSUs were forfeited. See “Executive Compensation Arrangements” for a description of those accelerated vesting provisions. In connection with Mr. VanderZanden’s transition from the CEO role, he forfeited these awards. See “Executive Compensation Arrangements” for further description of these accelerated vesting provisions.

(5)    This option vests over a four-year period with respect to 1/48th of the shares underlying the award on each monthly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date; the option may be exercised at any time.

(6)    This option vests and becomes exercisable over a four-year period (i) with respect to 25% of the shares underlying the award on the first anniversary of the vesting commencement date and (ii) with respect to 1/48th of the shares underlying the award on each monthly anniversary thereafter, subject to the executive’s continued service through the applicable vesting date.

(7)    These Restricted Earnout Shares will vest to the extent that the executive would have otherwise been entitled to receive a vested “Earnout Share” (as defined in the Business Combination Agreement) pursuant to the Business Combination Agreement upon the satisfaction of the applicable stock price goals set forth in the Business Combination Agreement during the Earnout Period. No Restricted Earnout Shares vested prior to December 31, 2022.

(8)    This RSU award vests over a four-year period with respect to 25% of the shares underlying the award on the first anniversary of the vesting commencement date and (ii) with respect to 1/16th of the shares underlying the award on each quarterly anniversary thereafter, subject to the executive’s continued service through the applicable vesting date.

(9)    This RSU award vests over a four-year period with respect to 1/16th of the RSUs underlying the award on each quarterly anniversary of the vesting commencement date, subject to the executive’s continued service through the applicable vesting date.
Executive Compensation Arrangements
Employment Agreements
We have entered into offers letters or other employment agreements (collectively, the “Employment Agreements”) with our named executive officers other than Travis VanderZanden, the material terms of which are described below.
Benjamin Lu
We entered into an Employment Agreement with Benjamin Lu on September 21, 2022 (the “Lu Offer Letter”), in connection with his appointment as our Chief Financial Officer. Mr. Lu subsequently resigned from his employment with us, effective as of January 3, 2023 (the “Lu Separation Date”), and we entered into a Separation and Release Agreement with Mr. Lu (the “Lu Separation Agreement”), pursuant to which the Lu Offer Letter was terminated as of the Lu Separation Date and Mr. Lu was became entitled to receive the payments and benefits thereunder.
Under the Lu Separation Agreement, Bird Rides agreed to pay Mr. Lu (i) all accrued and unpaid base salary, and all days of accrued and unused paid time off, if any, due and payable through the Separation Date, (ii) any unreimbursed business expenses incurred by Mr. Lu, in accordance with our policy, prior to the Separation Date, and (iii) subject to Mr. Lu’s continued compliance with the terms thereof, (A) an amount equal to 12 months of his base salary in effect on the Lu Separation Date, payable in substantially equal installments over the 12-month period following the Lu Separation Date (the “Lu Severance Period”) and otherwise in accordance with our normal payroll practices, (B) if elected and subject to the terms and conditions of the Consolidated Omnibus Budget Reconciliation Act, Mr. Lu may elect to recieve continued healthcare coverage under our group health plans for Mr. Lu and his eligible dependents for up to the full Severance Period, and (C) the accelerated vesting of all outstanding RSUs granted to Mr. Lu subject to time-based vesting provisions, in all cases, less the applicable deductions and withholding taxes to the extent required by applicable law. In addition, Mr. Lu was entitled to retain or receive any vested amounts due to him under any of Bird Rides’ employee benefit plans, programs or policies, in any case pursuant to and in accordance with the terms and conditions of the applicable plan, program or policy. Effective as of the Separation Date, except as specifically provided in the Lu Separation Agreement, Mr. Lu forfeited, and has no further right, title or interest in any then-outstanding awards of options, restricted shares or RSU covering our common stock that was previously awarded to him.
Lance Bradley
We entered into an Employment Agreement with Lance Bradley on September 21, 2022 (the “Bradley Offer Letter”), in connection with his appointment as our Executive Vice President, Chief Technology Officer. Mr. Bradley subsequently resigned from his employment with us, effective as of April 7, 2023 (the “Bradley Separation Date”).
Prior to the Bradley Separation Date, Mr. Bradley’s employment under the Bradley Offer Letter was at-will and Mr. Bradley was entitled to receive an annual base salary of $500,000 per year, pro-rated for partial years of employment. In addition, during calendar years 2022, Mr. Bradley was, and during calendar years 2023 and 2024, Mr. Bradley would have been, eligible to earn annual and quarterly cash performance bonuses based on the achievement of adjusted EBITDA, free cash flow and net revenue goals. The maximum potential bonus opportunity for Mr. Bradley for a single calendar year is equal to $750,000.
Pursuant to the Bradley Offer Letter, Mr. Bradley was granted an awards of RSUs covering 1,500,000 shares of Class A Common Stock under our 2021 Plan (the “Bradley RSU Award”). The Bradley RSU Award provided for vesting as to 1/16 of the total RSUs underlying the award on each of the first 16 quarterly anniversaries of September 1, 2022, subject to Mr. Bradley’s continued employment with Bird Rides through the applicable vesting date.
In connection with entering into the Bradley Offer Letter, as of September 21, 2022, Bird Rides agreed to fully discharge and forgive any outstanding an unpaid principal amount and accrued interest, equal to $352,984,30 (the “Loan Forgiveness Amount”), under the Secured Promissory Note, dated June 7, 2022, by and between Mr. Bradley and Bird Rides, provided that, in the event Mr. Bradley’s employment with us terminates prior to the first anniversary thereof for any reason other than a Qualifying Termination (as defined in the Bradley Offer Letter, then Mr. Bradley would be required to promptly repay to us 100% of the Loan Forgiveness Amount upon demand.
Pursuant to the Bradley Offer Letter, if Mr. Bradley experiences a termination of employment by Bird Rides due to a Qualifying Termination, then Mr. Bradley will be entitled receive:
•a cash amount equal to 12 months of his annual base salary then in effect, payable in substantially equal installments over the 12-month period following the termination date;
•company-subsidized healthcare coverage for up to 12 months following the date of termination, at the same levels and same cost to him as in effect immediately prior to the termination date; and
•the Bradley RSU Award shall, to the extent then-unvested, vest on an accelerated basis as of the termination date with respect to the number of shares underlying the award that would have vested during the 12-month period following such termination date (had he remained employed during such period, and calculated as though the award vests on a monthly basis from the applicable vesting commencement date); in addition, if the Qualifying Termination occurs during the 24-month period following a Change in Control, all such equity awards will become fully vested on an accelerated basis as of the termination date.
Mr. Bradley and the Company further agree that following a Qualifying Termination of Mr. Bradley’s employment, at the Company’s request, Mr. Bradley and the Company shall enter into an advisor or consulting agreement, pursuant to which Mr. Bradley will provide advisory and/or transition services to the Company and its affiliates for a period of up to one year following his termination date.
The severance payments and benefits described above will be conditioned upon Mr. Bradley’s timely execution and non-revocation of our standard general release of all claims in a form prescribed by us.
Shane Torchiana
We entered into an Offer Letter Agreement with Mr. Torchiana on September 21, 2022 (the “Torchiana Offer Letter”). Mr. Torchiana’s employment under the Torchiana Offer Letter is at-will, and will continue until terminated at any time by either party. Pursuant to the Torchiana Offer Letter, Mr. Torchiana is entitled to receive an annual base salary of $550,000 per year pro-rated for partial years of employment, effective retroactively as of June 29, 2022. In addition, during calendar years 2022, 2023 and 2024, Mr. Torchiana is eligible to earn annual and quarterly cash performance bonuses based on the achievement of adjusted EBITDA, free cash flow and net revenue goals. The maximum potential bonus opportunity for Mr. Torchiana for a single calendar year is equal to $1,045,000.
Pursuant to the Torchiana Offer Letter, Mr. Torchiana will be granted one or more awards of RSUs covering 4,275,000 shares of Class A Common Stock under our 2021 Plan (the “Torchiana RSU Award”). The Torchiana RSU Award will vest as to 1/16 of the total RSUs underlying the award on each of the first 16 quarterly anniversaries of September 1, 2022, subject to Mr. Torchiana’s continued employment with Bird Rides through the applicable vesting date. Mr. Torchiana also is eligible to receive one or more RSU awards, covering up to 1,500,000 shares of Class A Common Stock (the “Torchiana Performance-Vesting RSUs”). The Torchiana Performance-Vesting RSUs will be granted to Mr. Torchiana following the attainment of applicable stock price goals at any time during the Performance Period (as defined in the Torchiana Offer Letter). Once granted, the Torchiana Performance-Vesting RSUs will vest as to 1/6 of the total RSUs subject to the applicable tranche on each quarterly anniversary of the date on which the applicable stock price goal was achieved, subject to Mr. Torchiana’s continued employment with Bird Rides through the applicable vesting date.
In addition, under the Torchiana Offer Letter, if Mr. Torchiana experiences a termination of employment due to a Qualifying Termination, then Mr. Torchiana will receive:
•a cash amount equal to 12 months of his annual base salary then in effect, payable in substantially equal installments over the 12-month period following the termination date;
•company-subsidized healthcare coverage for up to 12 months following the date of termination, at the same levels and same cost to him as in effect immediately prior to the termination date; and
•in the event such Qualifying Termination occurs during the 24-month period beginning on and following a Change in Control (as defined in the 2021 Plan), all time-vesting equity awards then held by Mr. Torchiana will become fully vested on an accelerated basis as of the termination date with respect to the number of shares underlying the award that would have vested had he remained in continuous employment during the 24-month period following such termination date and calculated as though the award vests on a monthly basis from the applicable vesting commencement date.
Mr. Torchiana and the Company further agree that following a Qualifying Termination of Mr. Torchiana’s employment, at the Company’s request, Mr. Torchiana and the Company shall enter into an advisor or consulting agreement, pursuant to which Mr. Torchiana will provide advisory and/or transition services to the Company and its affiliates for a period of up to one year following his termination date.
The severance payments and benefits described above will be conditioned upon Mr. Torchiana’s timely execution and non-revocation of our standard general release of all claims in a form prescribed by us.
Director Compensation
2022 Director Compensation
In 2022, seven non-employee directors, Roloef F. Botha, Daniel Friedland, Nathaniel Justin Kan, Robert Komin, James E. Mutrie, Racquel Russell and David Sacks, received compensation for services on our board of directors, as reflected in the table below. None of our other non-employee directors received compensation from the Company for their services on our board in 2022.

The following table sets forth the compensation received by our non-employee directors in 2022 for services on the board.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Total ($)
Roelof F. Botha	$60,000	$249,844	$309,844
Daniel Friedland	$62,500	$249,844	$312,344
Robert Komin	$65,000	$141,190	$206,190
James E. Mutrie	$70,000	$249,844	$319,844
Nathaniel Justin Kan	$52,500	$249,844	$302,344
Racquel Russell	$50,000	$141,190	$191,190
David Sacks	$52,500	$249,844	$302,344

(1)Amounts reflect the full grant-date fair value of the awards of RSUs granted during 2022 computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. See Note 13 of the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the relevant assumptions used in calculating this amount.
(2)The stock awards for the non-employee directors vest on the earlier of the one year anniversary of the grant date or the next annual meeting of shareholders, subject to continued service on the board of directors. Messrs. Botha, Friedland, Kan and Sacks resigned from the board of directors prior to the vesting date, and as a result, their stock awards were forfeited.

The table below shows the aggregate number of RSUs and Restricted Earnout Shares held as of December 31, 2022 by each non-employee director who served in 2022.

Name	RSUs Outstanding at Fiscal Year End (#)	Restricted Earnout Shares Outstanding at Fiscal Year End (#)
Travis VanderZanden	—	—
Roelof F. Botha	—	—
Daniel Friedland	—	—
Robert Komin	251,700	—
James E. Mutrie	201,700	—
Racquel Russell	248,583	—
David Sacks	—	—
2022 Director Compensation
In 2022, our board of directors adopted a non-employee director compensation program, pursuant to which our non-employee directors (each, an “Eligible Director”) are eligible to receive annual cash retainer fees and equity awards in exchange for their services on our board (the “Director Compensation Program”). The Director Compensation Program consists of the following material components:
Cash Compensation:
•Annual Retainer: $45,000
•Annual Committee Chair Retainer:
▪Audit: $20,000
▪Compensation: $15,000
▪Nominating and Corporate Governance: $10,000
•Annual Committee Member (Non-Chair) Retainer:
▪Audit: $10,000
▪Compensation: $7,500
▪Nominating and Corporate Governance: $5,000
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
Percentage ownership of our voting securities is based on 288,959,266 shares of Class A Common Stock issued and outstanding, which includes Restricted Earnout Shares as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 34,534,930 shares of Class X Common Stock issued and outstanding as of April 5, 2023. Shares of our Class A Common Stock that may be acquired by an individual or group within 60 days of April 5, 2023, pursuant to the exercise of options or warrants, the settlement of restricted stock units (the “RSUs”), the conversion of convertible promissory notes, or the conversion of Class X Common Stock, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Unless otherwise noted, the business address of those listed in the table below is c/o Bird Global, Inc., 392 NE 191st Street #20388, Miami, Florida.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock(1)	% of Ownership		Combined Voting Power %
5% Stockholders
Entities affiliated with MKB Partners Funds(2)	36,370,086	11.2%		3.6%
Entities affiliated with Alate(3)	36,370,086	11.2%		3.6%
Entities affiliated with Relay Ventures Funds(4)	36,370,086	11.2%		3.6%
Entities affiliated with Obelysk Transport Funds(5)	36,370,086	11.2%		3.6%
Entities affiliated with FMR LLC(6)	35,568,164	12.3%		3.6%
Entities affiliated with Valor Equity Partners(7)	22,274,968	7.7%		2.3%
Directors and Executive Officers
Travis VanderZanden(8)	35,513,214	11.0%		70.6%
Shane Torchiana(9)	1,508,702	*		*
Benjamin Lu(10)	692,324	*		*
Lance Bradley(11)	163,198	*		*
John Bitove(12)	40,672,478	12.5%		4.0%
Philip Evershed(13)	500,000	*		*
Robert Komin(14)	101,700	*		*
James E. Mutrie(15)	14,409,889	4.9%		1.5%
Antonio Occhionero(16)	36,370,086	11.2%	*	3.6%
Racquel Russell(17)	98,191	*		*
Philip Ryan(18)	250,000	*		*
Kevin Talbot(19)	36,370,086	11.2%		3.6%
All directors and executive officers as a group (15 individuals)(20)	174,928,173	39.8%		75.9%

*    Less than one percent
1.The information provided in this table is based on the Company’s records, information supplied to the Company by its executive officers, directors, and principal shareholders, and information contained in Schedules 13D and 13G filed with the SEC. In the case of Mr. VanderZanden, includes Class X Common Stock, a described in footnote 9.
2.Pursuant to a Schedule 13D filed with the SEC on January 20, 2023, consists of 36,370,086 shares of our Class A Common Stock held by MKB Partners Fund II International LP, MKB Partners Fund II LP, and MKB Partners Fund II GP Inc (collectively, the “MKB Funds”), which shares are issuable upon conversion of certain convertible promissory notes issued to the MKB Funds in connection with our acquisition of Bird Canada. MKB Partners Fund II GP Inc. is the general partner of MKB Partners International Fund II LP and MKB Partners Fund II, LP. Antonio Occhionero, a director of the Company, Kenneth MacKinnon, and Chanel Damphousse are the partners of MKP Partners Fund II GP Inc. As a result, each of these individuals may be deemed to share beneficial ownership of the shares of Class A Common Stock underlying the convertible promissory notes held of record by each of the MKB Funds. The address for each of the persons and entities identified in this footnote is 1 Place Ville Marie, Suite 3670, Montreal, QC H3B 3P2 Canada.
3.Pursuant to a Schedule 13D filed with the SEC on January 20, 2023, consists of 36,370,086 shares of our Class A Common Stock held by Alate I LP and Alate I GP, Inc. (collectively, the “Alate Entities”), which shares are issuable upon conversion of certain convertible promissory notes issued to the Alate Entities in connection with our acquisition of Bird Canada. Alate I GP Inc. is the general partner of Alate I LP. Michael Cooper, Jane Given, John Albright, Irfhan Rawji, Jay Jiang and Jeannette Wiltse are the sole partners of Alate I LP. The address for each of the persons and entities identified in this footnote is 446 Spadina Road, Suite 303, Toronto, ON M5P 3M2 Canada.
4.Pursuant to a Schedule 13D filed with the SEC on January 20, 2023, consists of 36,370,086 shares of our Class A Common Stock held by Relay Venture Funds III LP, Relay Ventures Parallel Funds III LP, and Relay Ventures Fund GP, Inc. (collectively, the “Relay Entities”), which shares are issuable upon conversion of certain convertible promissory notes issued to the Relay Entitles in connection with our acquisition of Bird Canada. Relay Ventures Fund GP Inc. is the general partner of Relay Ventures Parallel Funds III LP and Relay Ventures Parallel Funds III LP. One of the Company's directors, Kevin Talbot, Jeannette Wiltse and John Albright are the sole partners of Relay Ventures Fund III LP and Relay Ventures Parallel Fund III LP. As such, Mr. Talbot may be deemed to have or share beneficial ownership of the securities held directly by the Relay Entities. The address for each of the persons and entities identified in this footnote is 446 Spadina Road, Suite 303, Toronto, ON M5P 3M2 Canada.
5.Pursuant to a Schedule 13D filed with the SEC on January 20, 2023, consists of 36,370,086 shares of our Class A Common Stock held by Obelysk Transport LP, Obelysk Transport GP Inc. (collectively, the “Obelysk Entities”), which shares are issuable upon conversion of certain convertible promissory notes issued to the Obelyssk Entitles in connection with our acquisition of Bird Canada, and John Ivan Bitove, one of the Company's directors. Transport GP Inc. is the sole partner of Obelysk Transport LP. The directors, officers and controlling persons of Obelysk Transport GP Inc. are John Ivan Bitove, Stewart Lyons, the President of the Company, Ryan Lausman, Jonathan Bitove and Michael Washinushi, the Chief Financial Officer of the Company. As such, Mr. Bitove may be deemed to have or share beneficial ownership of the securities held directly by the Obelysk Entities. The address for each of the persons and entities identified in this footnote is: TD Canada Trust Tower, Brookfield Place, 161 Bay Street, Suite 2300, P.O. Box 222, Toronto ON M5J 2S1.
6.Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2023, consists of 35,568,164 shares of our Class A Common Stock held by FMR LLC and certain of its subsidiaries and affiliates, and other companies that beneficially own, or that may be deemed to beneficially own the securities. All such accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940

(as amended, the “Investment Company Act”), to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for each of the persons and entities identified in this footnote is 245 Summer Street, Boston, Massachusetts 02210.
7.Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023, consists of (i) 11,019,943 shares of our Class A Common Stock held of record by Valor Bird Holdings, LLC; (ii) 2,100,939 shares of our Class A Common Stock held of record by Valor Bird Fund IV Grant Holdings LLC; (iii) 4,201,878 shares of our Class A Common Stock held of record by Valor Bird Fund V Grant Holdings LLC; (iv) 4,131,348 shares of our Class A Common Stock held of record by Valor Fund V Bird Holdings, L.P.; and (v) 820,860 shares of our Class A Common Stock held of record by Valor R&D Series LLC - Series CP, CY and EZ (collectively, the “Valor Bird Funds”). Valor Fund V Bird GP Holdings, LLC is the general partner of Valor Fund V Bird Holdings L.P. and Valor R&D Management LLC is the manager of Valor R&D Series LLC (Series CP, CY, & EZ). Valor Management L.P. is the managing member of Valor Equity Capital IV LLC, which is the general partner of Valor Equity Associates IV L.P., which, in turn, is the general partner of Valor Equity Partners IV L.P., which serves as the managing member of Valor Bird Fund IV Grant Holdings LLC. Valor Management L.P. is the managing member of Valor Equity Capital V LLC, which is the general partner of Valor Equity Associates V L.P., which, in turn, is the general partner of Valor Equity Partners V L.P., which serves as the managing member of Valor Bird Fund V Grant Holdings LLC. Decisions regarding the voting and disposition of the shares held by the Valor Bird Funds other than Valor R&D Series LLC (Series CP, CY, & EZ) are made through an investment committee at the Valor Equity Associates IV L.P. and Valor Equity Associates V L.P. level that consists of at least three individuals. The address for each of the persons and entities identified in this footnote is c/o Valor Equity Partners, 875 North Michigan Avenue, Suite 3214, Chicago, Illinois 60611.
8.Consists of (i) 34,534,930 shares of Class X Common Stock held by Mr. VanderZanden and (ii) 978,284 shares of Class A Common Stock held by Mr. VanderZanden. Shares of Class X Common Stock are convertible on a one-to-one basis into shares of Class A Common Stock at the option of the holder. Except as otherwise expressly provided in the Amended and Restated Certificate of Incorporation or by applicable law, each holder of Class X Common Stock has the right to 20 votes per share of Class X Common Stock outstanding and held of record by such holder.
9.Consists of (i) 849,549 shares of Class A Common Stock held by Mr. Torchiana, (ii) 387,951 shares of Class A Common Stock issuable to Mr. Torchiana upon the vesting of RSUs within 60 days of April 5, 2023, and (iii) 271,202 shares of Class A Common Stock issuable to Mr. Torchiana upon the exercise of options exercisable within 60 days of April 5, 2023.
10.Consists of 692,324 shares of Class A Common Stock held by Mr. Lu as of April 5, 2023.
11.Consists of 163,198 shares of Class A Common Stock held by Mr. Bradley as of April 5, 2023.
12.Consists of (i) 4,302,392 shares of Class A Common Stock held by Mr. Bitove, and (ii) 36,370,086 shares of our Class A Common Stock issuable upon conversion of the convertible promissory notes owned of record by the Obelysk Entities, of which Mr. Bitove may be deemed to have or share beneficial ownership. See footnote 5.
13.Includes 500,000 shares of Class A Common Stock held by Mr. Evershed.
14.Consists of 101,700 shares of Class A Common Stock held by Mr. Komin.
15.Consists of (i) 33,639 shares of Class A Common Stock held by Mr. Mutrie and (ii) 7,826,250 shares of Class A Common Stock and 6,550,000 shares of Class A Common Stock issuable upon exercise of warrants within 60 days of April 5, 2023, in each case, owned of record by NGP Switchback II, LLC, of which Mr. Mutrie may be deemed to have or share beneficial ownership. Mr. Mutrie disclaims any such beneficial ownership of such securities. As described in a Schedule 13G/A filed with the SEC on February 9, 2022, NGP Switchback II, LLC is the record holder such securities. Scott K. McNeill is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. James E. Mutrie, one of our directors, is a manager and the Co-Chief Executive Officer of NGP Switchback II, LLC. As such, Messrs. McNeill and Mutrie may be deemed to have or share beneficial ownership of the securities held directly by NGP Switchback II, LLC. Messrs. McNeill and Mutrie disclaim any such beneficial ownership of such securities. Christopher G. Carter, Scott Gieselman, Sam Stoutner, and Philip J. Deutch are managers of NGP Switchback II, LLC. In addition, NGP ETP III Investments, LLC directly or indirectly owns a majority of the limited liability company interests of NGP Switchback II, LLC through its wholly owned subsidiary, NGP ETP III Investments, LLC, and NGP ETP III Investments, LLC’s majority owned subsidiary, NGP Energy Technology Partners III, LLC. NGP XII US Holdings, L.P. is the sole member of NGP ETP III Investments, LLC, NGP XII Holdings GP, L.L.C. is the sole general partner of NGP XII US Holdings, L.P., and NGP Natural Resources XII, L.P. is the sole member of NGP XII Holdings GP, L.L.C. G.F.W. Energy XII, L.P. is the sole general partner of NGP Natural Resources XII, L.P., and GFW XII, L.L.C. is the sole general partner of G.F.W. Energy XII, L.P. GFW XII, L.L.C. has delegated full power and authority to manage NGP XII US Holdings, L.P. to NGP Energy Capital Management, L.L.C. Christopher G. Carter, Craig Glick, and Jill Lampert serve on the Executive Committee of NGP Energy Capital Management, L.L.C. The address for each of the entities and persons identified in this footnote is 2850 N. Harwood Street, 19th Floor, Dallas, Texas 75201.
16.Consists of 36,370,086 shares of Class A Common Stock issuable upon the conversion of convertible promissory notes owned of record by the MKB Funds, of which Mr. Occhionero may be deemed to have or share beneficial ownership. See footnote 2.
17.Consists of 98,191 shares of Class A Common Stock held by Ms. Russell.
18.Reflects 250,000 shares of Class A Common Stock held by Mr. Ryan as of April 5, 2023.
19.Consists of 36,370,086 shares of Class A Common Stock issuable upon the conversion of convertible promissory notes owned of record by the Relay Entities, of which Mr. Talbot may be deemed to have or share beneficial ownership. See footnote 4.
20.Consists of (i) 24,376,224 shares of Class A Common Stock, (ii) 34,534,930 shares of Class X Common Stock, (iii) 387,951 shares of Class A Common Stock issuable upon the vesting of RSUs within 60 days of April 5, 2023, (iv) 271,202 shares of Class A Common Stock issuable upon the exercise of options exercisable within 60 days of April 5, 2023, (v) 6,550,000 shares of Class A Common Stock issuable upon the exercise of warrants exercisable within 60 days of April 5, 2023, and (vi) 109,110,258 shares of Class A Common Stock issuable upon the conversion of convertible promissory notes within 60 days of April 5, 2023, in each case, held of record by such individual or with respect to which such individual may be deemed to have or share beneficial ownership.

Securities Authorized For Issuance under Equity Compensation Plans (as of December 31, 2022)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (#)(3)
Equity compensation plans approved by security holders	40,896,604	$0.34	19,328,107
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	40,896,604	$0.34	19,328,107

(1)    Includes shares subject to outstanding awards granted under our 2021 Plan and 2017 Plan as of December 31, 2022, of which 8,919,750 shares are subject to outstanding options under the 2017 Plan, 1,512,828 shares are subject to outstanding RSUs under the 2017 Plan, 22,322,185 shares are subject to outstanding RSUs under the 2021 Plan, 1,808,524 shares are subject to outstanding Restricted Earnout Shares, and 71,178 restricted shares of Class A Common Stock that were issued pursuant to early exercises of options. The Restricted Earnout Shares and restricted shares of Class A Common Stock that were issued pursuant to early exercises of options are not otherwise counted as issued and outstanding shares of our common stock. The 2017 Plan was terminated in connection with the adoption of the 2021 Plan. Awards under the 2017 Plan that remained outstanding as of November 4, 2021 (the date on which the Business Combination was consummated) continue to be subject to the terms of the 2017 Plan.

(2)     As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2017 Plan was $0.34. No options have been granted under the 2021 Plan. The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)    As of December 31, 2022, an aggregate of 11,096,093 shares of Class A Common Stock were available for issuance under the 2021 Plan and 8,232,014 shares of Class A Common Stock were available for issuance under the ESPP. There are no shares available for future issuance under our 2017 Plan.

The number of shares available for issuance under the 2021 Plan increases automatically on January 1 of each year, beginning on January 1, 2022, in an amount equal to the lesser of: (i) 5% of the aggregate number of shares of Class A and Class X Common Stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares as determined by the Board. On January 1, 2022, an additional 14,961,595 shares of Class A Common Stock became available for issuance under the 2021 Plan. This increase is not reflected in the table above.

The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 1% of the aggregate number of shares of Class A Common Stock and Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our board of directors. On January 1, 2023, an additional 2,992,319 shares of Class A Common Stock became available for issuance under the ESPP. This increase is not reflected in the table above.

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

PIPE Financing
On November 4, 2021, as contemplated by the Business Combination Agreement, we consummated the Acquisition Merger (as defined in the Original Report). Substantially concurrently with the consummation of the Acquisition Merger, certain investors (the “PIPE Investors”) purchased an aggregate of 16,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share (the “PIPE Financing”) pursuant to subscription agreements (the “Subscription Agreements”).
Certain PIPE Investors related to Bird Rides and Switchback entered into Subscription Agreements with Switchback, pursuant to which they subscribed for shares of our Class A Common Stock in connection with the PIPE Financing. Such PIPE Investors that participated in the PIPE Financing included (i) James E. Mutrie (430,000 shares), a member of our board of directors, (ii) Fidelity Investments Inc. (“Fidelity”) (6,000,000 shares), which holds more than 10% of our capital stock, and (iii) Scott McNeill (430,000 shares), NGP Energy Technology Partners III, LLC (1,333,000 shares), NGP ETP III Investments, LLC (2,107,000 shares), and NGP Keystone, L.P. (1,000,000 shares), each an affiliate of the Sponsor (as defined in the Original Report). The Subscription Agreements provide the PIPE Investors with certain registration and indemnification rights.
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
Bird Canada Transaction
In January, 2023, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company’s Class A Common Stock, and a nominal amount of cash consideration. In connection with the transaction, three of the Company’s current directors, John Bitove, Antonio Occhionero and Kevin Talbot are each a partner of Obelysk, MKB Partners, and Relay Ventures, respectively, in these funds. Mr. Bitove also received 4,302,392 shares of the Company’s Class A common stock as consideration for the transaction with Bird Canada. In addition, Stewart Lyons, the Company’s President, received 3,878,211 shares of the Company’s Class A common stock, and JJ Bitove, the Company’s VP of Corporate Development received 1,446,251 shares of the Company’s Class A common stock as part of the transaction.
Employment Agreements and Equity Compensation
From time to time, we may enter into employment or compensation arrangements with senior management or other key employees. For more information, see “Executive Compensation.”
Independence of the Board of Directors
As a controlled company within the meaning of the NYSE rules, we are not required to have a board that is composed of a majority of independent directors. However, we currently do not rely on that exemption and voluntarily comply with the

NYSE requirement to have a board that is composed of a majority of independent directors. In making its independence determinations, the board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management, including with respect to their ownership of our common stock. As a result of this review, our board of directors determined that John Bitove, Philip Evershed, Robert Komin, James E. Mutrie, Antonio Occhionero, Racquel Russell, Philip Ryan and Kevin Talbot are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE, representing eight of our nine directors. Travis VanderZanden is not an independent director due to his previous employment as President and Chief Executive Officer of the Company.
Item 14. Principal Accountant Fees and Services
As previously disclosed, the audit committee of our board of directors completed a competitive process to review the appointment of our independent registered public accounting firm for the year ending December 31, 2023. Following the completion of this process, on March 31, 2023, the audit committee engaged Moss Adams, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, and dismissed Ernst & Young LLP (“E&Y”) firm ID 42, based in Los Angeles, California, from that role. E&Y had served as our independent registered public accounting firm since 2020, and delivered reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021.

The following table summarizes the fees of E&Y, our former independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and other services:

	December 31,
	2022	2021
Audit Fees(1)	$2,854,412	$3,709,000
Audit Related Fees	$—	$—
Tax Fees	$11,962	$—
All Other Fees	$—	$—
Total Fees	$2,854,412	$3,709,000

(1) Comprises the audits of the Company's annual financial statements and internal controls over financial reporting, and reviews of the Company's quarterly financial statements, as well as statutory audits of the Company's subsidiaries, local tax audits, attest services, and consents to SEC filings.
Audit Committee Pre-Approval Policy and Procedures
The audit committee of our board of directors has adopted a written policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage the Company’s independent auditor to render any audit, audit -related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by the Company’s independent auditor has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The audit committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The audit committee may, on a periodic basis, review and generally pre-approve the services (and related fee levels or budgeted amounts) that may be provided by the Company’s independent auditor without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The audit committee pre-approved all services performed since the Pre-Approval Policy was adopted in 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
1.Financial Statements: The financial statements required by this item are listed in Item 8. Financial Statements and Supplementary Data contained in the Original Report.
2.Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.
3.Exhibits: The following is a list of exhibits filed as part of this Amendment No 1:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/
		Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Business Combination Agreement, dated as of May 11, 2021, by and among Switchback II Corporation, Maverick Merger Sub Inc., Bird Rides, Inc., and Bird Global, Inc.	S-4	333-256187	2.1	05/14/2021
2.2+	Share Purchase Agreement, dated as of December 30, 2022, by and among 1393631 B.C. Unlimited Liability Company, Bird Global, Inc., Bird Canada Inc., the sellers named therein and the sellers’ representative named therein.	8-K	001-41019	2.1	01/03/2023
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
3.3	Certificate of Designation of Series A Preferred Stock of Bird Global, Inc.	8-K	001-41019	3.1	01/03/2023
4.1	Specimen Class A Common Stock Certificate of Bird Global, Inc.	S-4/A	333-256187	4.5	07/15/2021
4.2	Specimen Warrant Certificate of Bird Global, Inc.	S-4/A	333-256187	4.6	07/15/2021
4.3	Description of Capital Stock	10-K	001-04321	4.3	03/15/2022
4.4	Promissory Note, dated as of May 19, 2022, by and between Bird Global, Inc. and YA II PN, Ltd.	8-K	001-41019	4.1	5/20/2022
4.5+	Note Purchase Agreement, dated as of December 30, 2022, by and among Bird Global, Inc., the purchasers named therein and U.S. Bank, National Association, as collateral agent.	8-K	001-41019	4.1	01/03/2023
4.6	Form of 12.0% Convertible Senior Secured Note due 2027 (included in Exhibit 4.1 hereto).	8-K	001-41019	4.2	01/03/2023
10.1	Amended and Restated Registration Rights Agreement, dated November 4, 2021, by and among Bird Global, Inc., NGP Switchback II, LLC, and the other holders party thereto.	8-K	001-41019	10.1	11/09/2021
10.2	Form of Subscription Agreement.	8-K	001-39863	10.3	5/12/2021
10.3	Form of Indemnification Agreement.	10-K	001-41019	10.3	03/26/2023
10.4	Loan and Security Agreement, dated as of April 27, 2021, by and among Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, the persons from time to time party thereto as lenders, and MidCap Financial Trust, as administrative agent.	S-4	333-256187	10.16	05/14/2021
10.5	Amendment No. 1 to Loan and Security Agreement, dated as of June 10, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	10-K	001-04321	10.5	03/15/2022
10.6	Amendment No. 2 to Loan and Security Agreement, dated as of October 12, 2021, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	333-256187	10.1	10/18/2021
10.7	Master Scooter Operating Lease and Servicing Agreement, dated as of April 27, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as a lessee and servicer.	S-4	333-256187	10.17	05/14/2021
10.8	Amendment No. 1 to Master Scooter Operating Lease and Servicing Agreement, dated as of October 12, 2021, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	333-256187	10.2	10/18/2021
10.9†	Bird Global, Inc. 2021 Incentive Award Plan.	S-8	333-260893	99.4	11/09/2021
10.10†	Form of Stock Option Grant Notice and Stock Option Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.5	11/09/2021
10.11†+	Form of Senior Vice President Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.6	11/09/2021
10.12†	Form of Amended and Restated CEO Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.7	11/09/2021
10.13†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Restricted Earnout Shares) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.8	11/09/2021
10.14†	Form of Performance-Based Restricted Stock Grant Notice and Performance-Based Restricted Stock Grant Agreement (Management Award) (under Bird Global, Inc. 2021 Incentive Award Plan).	S-8	333-260893	99.9	11/09/2021
10.15†	Bird Global, Inc. 2021 Employee Stock Purchase Plan.	S-8	333-260893	99.1	11/09/2021

10.16†	Bird Global, Inc. Amended and Restated 2017 Stock Plan.	S-8	333-260893	99.1	11/09/2021
10.17†	Form of Stock Option Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.19	08/18/2021
10.18†	Form of Restricted Stock Unit Agreement (under Bird Global, Inc. Amended and Restated 2017 Stock Plan).	S-4/A	333-256187	10.2	08/18/2021
10.19†	Offer Letter, dated as of September 28, 2018, by and between Yibo Ling and Bird Rides, Inc.	S-4/A	333-256187	10.21	08/18/2021
10.20†	Compensation Letter Agreement, dated as of December 22, 2021 by and between Bird Rides, Inc. and Yibo Ling.	8-K	001-41019	10.1	12/27/2021
10.21†	Offer Letter, dated as of August 9, 2017, by and between William Scott Rushforth and Bird Rides, Inc.	S-4/A	333-256187	10.22	08/18/2021
10.22†	Non-Employee Director Compensation Program.	10-K	001-04321	10.22	03/15/2022
10.23	Amendment No. 3 to Loan and Security Agreement dated as of April 8, 2022.	8-K	001-41019	99.1	04/13/2022
10.24	Amendment No. 2 to Master Scooter Operating Lease and Servicing Agreement dated as of April 8, 2022, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer.	8-K	001-41019	99.2	04/13/2022
10.25†	Compensation Letter Agreement, dated September 21, 2022, by and between Ben Lu and Bird Rides, Inc.	8-K	001-41019	10.1	09/23/2022
10.26†	Separation and Release Agreement, dated September 21, 2022, by and between William Scott Rushforth and Bird Rides, Inc.	8-K	001-41019	10.2	09/23/2022
10.27†	Compensation Letter Agreement, dated November 9, 2022, by and between Shane Torchiana and Bird Rides, Inc.	8-K/A	001-41019	10.1	11/16/2022
10.28	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC, as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	10-Q/A	001-41019	10.6	11/17/2022
10.29	Amendment No. 6 to Loan and Security Agreement dated as of October 7, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	001-41019	99.1	10/11/2022
10.30	Amendment No. 3 to Master Scooter Operating Lease and Servicing Agreement dated as of October 7, 2022, by and between Bird US Opco, LLC as lessor and Bird Rides, Inc. as lessee and servicer.	8-K	001-41019	99.2	10/11/2022
10.31	Second Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of October 7, 2022, made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	8-K	001-41019	99.3	10/11/2022
10.32	Parent Guaranty, dated as of October 7, 2022, made by Bird Rides, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	8-K	001-41019	99.4	10/11/2022
10.33	EMEA Guaranty and Pledge Agreement, dated as of April 8, 2022, made by Bird Rides International Holding, Inc., in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	10-Q/A	001-41019	10.3	11/17/2022
10.34	Fourth Amendment to Loan and Security Agreement, dated as of April 22, 2022	10-Q/A	001-41019	10.4	11/17/2022
10.35	Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of May 18, 2022 made by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, in its capacity as administrative agent, and the lenders under the Loan and Security Agreement.	S-1	333-265215	10.8	05/25/2022
10.36	Standby Equity Purchase Agreement, dated as of May 12, 2022, by and between YA II PN,Ltd. and Bird Global, Inc.	10-Q/A	001-41019	10.5	11/17/2022
10.37†	Compensation Letter Agreement, dated November 9, 2022, by and between Shane Torchiana and Bird Rides, Inc.	8-K/A	001-41019	10.1	11/16/2022
10.38+	Amendment No. 7 and Joinder to Loan and Security Agreement, dated as of December 19, 2022, by and among each of the lenders signatory hereto, Bird US Opco, LLC as borrower, Bird US Holdco LLC, as holdco guarantor, and Midcap Financial Trust, in its capacity as administrative agent.	8-K	001-41019	10.1	12/20/2022
10.39+	Pledge and Collateral Agreement, dated as of December 19, 2022, by and between Bird Rides, Inc. and MidCap Financial Trust, as administrative agent and collateral agent.	8-K	001-41019	10.2	12/20/2022
10.40+	Investment Agreement, dated as of December 19, 2022	8-K	001-41019	10.3	12/20/2022
10.41	Extension Agreement, dated as of December 19, 2022	8-K	001-41019	10.4	12/20/2022
10.42	Guarantee, dated as of December 30, 2022, by Bird US Opco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.1	01/03/2023
10.43	Guarantee, dated as of December 30, 2022, by Bird US Holdco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.2	01/03/2023
10.44	Guarantee, dated as of December 30, 2022, by Bird US Opco, LLC in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.3	01/03/2023

10.45	Guarantee, dated as of December 30, 2022, by Bird Canada Inc. and 1393631 B.C. Unlimited Liability Company in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.4	01/03/2023
10.46	Guarantee, dated as of December 30, 2022, by Bird Rides, Inc. in favor of U.S. Bank Trust Company, National Association, as collateral agent, and the purchasers referenced therein.	8-K	001-41019	10.5	01/03/2023
10.47	Pledge Agreement, dated as of December 30, 2022, by and between Bird Global, Inc. and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-41019	10.6	01/03/2023
10.48	Pledge and Collateral Agreement, dated as of December 30, 2022, by and among Bird Canada Inc., 1393631 B.C. Unlimited Liability Company and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-41019	10.7	01/03/2023
10.49	Voting Agreement, dated as of December 30, 2022, by and among Bird Global Inc., the investors party thereto and Travis VanderZanden.	8-K	001-41019	10.8	01/03/2023
10.50+	Amendment No. 8 to Loan and Security Agreement, dated as of December 30, 2022, by and among Bird US Opco, as borrower, Bird US Holdco, LLC, as holdco guarantor, the lenders party thereto and MidCap Financial Trust, as administrative agent.	8-K	001-41019	10.9	01/03/2023
10.51	Amendment No. 4 to Master Scooter Operating Lease and Servicing Agreement, dated as of December 30, 2022, by and between Bird US Opco, LLC, as lessor, and Bird Rides, Inc., as lessee and servicer, and acknowledged by MidCap Financial Trust, as administrative agent	8-K	001-41019	10.10	01/03/2023
10.52	Third Amended and Restated EMEA Guaranty and Pledge Agreement, dated as of December 30, 2022, by Bird Rides International Holding, Inc. in favor of MidCap Financial Trust, as administrative agent, and the lenders.	8-K	001-41019	10.11	01/03/2023
10.53†	Employment Letter Agreement, dated as of January 1, 2023, by and between Bird Canada Inc. and Michael Washinushi.	8-K	001-41019	10.12	01/03/2023
21.1	List of Subsidiaries of Bird Global, Inc.	10-K	001-41019	21.1	03/16/2023
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Bird Global, Inc.	10-K	001-41019	23.1	03/16/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-41019	32.1	03/16/2023
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-41019	32.2	03/16/2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

BIRD GLOBAL, INC.

Date: May 1, 2023	By:	/s/ Shane Torchiana
Shane Torchiana
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Shane Torchiana	Chief Executive Officer	May 1, 2023
Shane Torchiana	(Principal Executive Officer)

/s/ Michael Washinushi	Chief Financial Officer	May 1, 2023
Michael Washinushi	(Principal Financial Officer)

/s/ Jeffrey Vance	Controller	May 1, 2023
Jeffrey Vance	(Principal Accounting Officer)

/s/ Travis VanderZanden	Founder and Chair of Board	May 1, 2023
Travis VanderZanden

/s/ Antonio Occhionero	Director	May 1, 2023
Antonio Occhionero

/s/ Kevin Lowell Talbot	Director	May 1, 2023
Kevin Lowell Talbot

/s/ Robert Komin	Director	May 1, 2023
Robert Komin

/s/ James E. Mutrie	Director	May 1, 2023
James E. Mutrie

/s/ Racquel Russell	Director	May 1, 2023
Racquel Russell

/s/ John Bitove	Director	May 1, 2023
John Bitove

/s/ Philip Evershed	Director	May 1, 2023
Philip Evershed

/s/ Philip Ryan	Director	May 1, 2023
Philip Ryan