Form 10-Q
period 2023-03-31
Bird Global, Inc.
filed 2023-05-15
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, there were 286,818,932 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 34,534,930 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth, plans to exit certain markets and anticipated cost savings associated with such exits, our ability to continue as a going concern, our plans to seek additional capital, and our objectives for future operations.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: risks relating to the restatement of our consolidated financial statements; the potential impact of a material weakness in our internal control over financial reporting; the current macroeconomic environment, labor and inflationary pressures, and rising interest rates, on our business, financial condition, and results of operations; our ability to cure our New York Stock Exchange (“NYSE”) price deficiency and meet the continued listing requirements of the NYSE; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness and liquidity; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings to which we are regularly subject; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, in relation to any expansion by us into international markets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share amounts and number of shares)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,841	$33,469
Restricted cash and cash equivalents—current	4,841	4,978
Accounts receivable, net	282	2,188
Inventory	1,361	1,535
Prepaid expenses and other current assets	14,664	22,615
Total current assets	33,989	64,785
Restricted cash and cash equivalents—non current	614	598
Vehicle deposits	45,319	48,783
Vehicles, net	94,113	100,088
Goodwill	29,437	—
Other assets	10,285	11,402
Total assets	$213,757	$225,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	20,403	20,235
Accrued expenses	28,310	33,413
Deferred revenue	44,732	47,820
Notes payable—current	19,500	22,200
Other current liabilities	11,036	10,950
Total current liabilities	123,981	134,618
Notes payable—non current (including $61.8 million at March 31, 2023 and $30.1 million at December 31, 2022 of Convertible Senior Secured Notes measured at fair value)	87,691	56,205
Derivative liabilities	3,269	1,892
Other liabilities	6,386	7,831
Total liabilities	221,327	200,546
Commitments and contingencies (Note 12)
Stockholders’ Deficit
Class A common stock, $0.0001 par value, 1,000,000,000 shares authorized, and 284,581,178 and 262,695,741 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, and Class X common stock, $0.0001 par value, 50,000,000 shares authorized, 34,534,930 shares issued and outstanding as of March 31, 2023 and December 31, 2022	32	30
Additional paid-in capital	1,583,751	1,572,576
Accumulated other comprehensive loss	(7,160)	(7,621)
Accumulated deficit	(1,584,193)	(1,539,875)
Total stockholders’ (deficit) equity	(7,570)	25,110
Total liabilities and stockholders’ equity	$213,757	$225,656
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended March 31,
	2023	2022
Revenues:
Revenues from sharing	$28,517	$30,176
Revenues from platform partner services	694	770
Revenues from product sales	326	4,429
Total revenues	29,537	35,375
Cost of revenues:
Cost of sharing, exclusive of depreciation	14,080	21,161
Depreciation on sharing vehicles	9,835	8,940
Total cost of sharing	23,915	30,101
Cost of platform partner services	282	225
Cost of product sales	255	4,229
Total cost of revenues	24,452	34,555
Total gross margin	5,085	820
Other operating expenses: (1)
General and administrative	31,640	84,650
Selling and marketing	1,935	5,051
Research and development	6,979	10,513
Total operating expenses	40,554	100,214
Loss from operations	(35,469)	(99,394)
Interest income	7	72
Interest expense	(1,969)	(1,473)
Other (expense) income, net	(5,979)	108,580
(Loss) income before income taxes	(43,410)	7,785
Provision for income taxes	908	37
Net (loss) income	$(44,318)	$7,748
Earnings (loss) per share
Basic	$(0.14)	$0.03
Diluted	$(0.14)	$0.03
Weighted-average shares of common stock outstanding, basic and diluted
Basic	316,240,215	269,825,019
Diluted	316,240,215	280,949,068
(1)Includes stock-based compensation expense as is described in Note 10 – Stock-Based Compensation Expense.

See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(44,318)	$7,748
Other comprehensive income (loss), net of tax:
Change in currency translation adjustment	461	(4,473)
Other comprehensive income (loss)	461	(4,473)
Total comprehensive (loss) income	$(43,857)	$3,275
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	272,623,947	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	843,591	—	169			169
Issuance of Common Stock through settlement of restricted stock units	1,817,226	—				—
Shares of Common Stock withheld related to net share settlement	(607,936)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022	274,676,828	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2022	297,230,671	$30	$1,572,576	$(7,621)	$(1,539,875)	$25,110
Net loss					(44,318)	(44,318)
Issuance of Common Stock through Bird Canada Inc. acquisition transaction	18,204,365	2	3,694			3,696
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	1,252,409	—	205			205
Issuance of Common Stock through settlement of restricted stock units	2,442,036	—	—			—
Shares of Common Stock withheld related to net share settlement	(13,373)	—	(4)			(4)
Stock-based compensation expense			7,280			7,280
Foreign currency translation adjustment				461		461
Balance at March 31, 2023	319,116,108	$32	$1,583,751	$(7,160)	$(1,584,193)	$(7,570)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(44,318)	$7,748
Adjustments to reconcile net loss to net cash used in operating activities:
Mark-to-market adjustments of derivative liabilities and fair valued convertible notes	6,134	(108,646)
Depreciation and amortization	10,225	9,512
Non-cash vehicle expenses	680	2,557
Stock-based compensation expense	7,280	48,704
Amortization of debt issuance costs and discounts	574	352
Bad debt expense	65	20
Other	1,642	278
Changes in assets and liabilities:
Accounts receivable	1,937	(1,509)
Inventory	473	3,323
Prepaid expenses and other current assets	1,982	(13,814)
Other assets	1,358	63
Accounts payable	(93)	3,329
Deferred revenue	(4,988)	2,129
Accrued expenses and other current liabilities	(1,184)	3,952
Other liabilities	(3,436)	(563)
Net cash used in operating activities	(21,669)	(42,565)
Cash flows from investing activities
Purchases of property and equipment	(96)	(251)
Purchases of vehicles	(3,506)	(63,364)
Net cash used in investing activities	(3,602)	(63,615)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	—	23,716
Proceeds from issuance of convertible debt, net of issuance costs	8,732	—
Proceeds for the issuance of common stock	205	169
Payments for taxes related to net share settlement	(4)	(1,903)
Payment for settlement of debt	(5,700)	(4,353)
Proceeds from issuance of convertible debt from Bird Canada acquisition	994	—
Net cash provided by financing activities	4,227	17,629
Effect of exchange rate changes on cash	295	(1,003)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(20,749)	(89,554)
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	39,045	159,901
End of period	$18,296	$70,347
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	12,841	35,026
Restricted cash and cash equivalents	5,455	35,321
Total cash and cash equivalents and restricted cash and cash equivalents	$18,296	$70,347
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
Bird is a micromobility company engaged in delivering electric transportation solutions for short distances. The Company partners with cities to bring lightweight, electric vehicles to residents and visitors in an effort to replace car trips by providing an alternative sustainable transportation option. Bird’s offerings include its core vehicle-sharing business and operations (“Sharing”), a white-label offering where partners purchase vehicles from Bird and pay service and license fees for the use of our platform (“Platform”) and sales of Bird-designed vehicles for personal use (“Retail Sales”).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements (“condensed consolidated financial statements”) include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). All intercompany balances and transactions are eliminated upon consolidation.
The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited annual consolidated financial statements as of that date. The condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
Effective as of January 3, 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of Share Consideration Notes, 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Bird Canada operations were included in the condensed consolidated financial statements for the quarter.
Revenues and Cost of Revenues from Sharing include the activities of the Company’s ride sharing operations involving our in-house managed and fleet manager managed vehicles. Under the Sharing model, the Company retains title to the vehicles in use, and this model is accounted for under Accounting Standards Codification 842 - Leases.
Platform Partner Services Revenue and Cost of Platform Partner Services Revenue include the service fees received from the Company’s platform partners for use of the Company’s proprietary software platform, as well as the costs associated with provision of those services.
Product Sales and Cost of Product sales include the sale of vehicles and spare parts to retail partners, as well as platform partners.
Both Platform Partner Services Revenue and Product Sales activities are accounted for under Accounting Standards Codification 606 - Revenues from Contracts with Customers.

There have been no material changes to the Company’s significant accounting policies as described in the audited consolidated financial statements as of December 31, 2022.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the Company's condensed consolidated financial statements. In particular, the presentation of revenues in the condensed consolidated statements of operations has been revised to identify three distinct revenue streams (revenues from sharing, revenues from platform partner services and revenues from product sales) and their related costs on the face of the statement. Revenues from sharing and from platform partner services were combined into a single revenue stream in the Company’s previous financial statements

Going Concern
The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $1,584.2 million as of March 31, 2023. For the three months ended March 31, 2023, the Company used approximately $21.7 million of cash in operations. The Company’s ability to fund working capital, make capital expenditures, and service its debt will depend on its ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. As of March 31, 2023, the Company had $12.8 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements. If the Company is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully and may need to scale back or discontinue certain or all of its operations in order to reduce costs or seek bankruptcy protection, which would harm its business, financial condition, and results of operations. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the condensed consolidated financial statements for the three months ended March 31, 2023 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. On an ongoing basis, management evaluates estimates, which are subject to significant judgment, including, but not limited to, those related to breakage revenue, useful lives associated with vehicles, valuation of goodwill, Product Sales inventory and inventory deposits, and other long-lived assets, assumptions utilized in the valuation of derivative liabilities, certain equity awards and fair valued convertible senior secured notes, loss contingencies, valuation allowance for deferred income taxes, and the collectability of accounts receivable. Actual results could differ from those estimates.
Evaluation of Long-Lived Assets for Impairment
The Company evaluates its held for use long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group (collectively, the “asset group”) may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset group to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value.
During the three months ended March 31, 2023, the Company concluded that there were no indicators of impairment and, therefore, no impairment was recorded.

Recently Adopted Accounting Pronouncements and Issued Accounting Standards Not Yet Adopted
The Company adopted ASU 2016-02 - Leases (Topic 842) on January 1, 2022, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2022. The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Variable lease payments were not material for the three months ended March 31, 2023. The Company did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use (“ROU”) assets. See the “Recently Adopted Accounting Pronouncements” section under the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for additional information.
The Company does not believe there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations, or cash flows.
Note 2 – Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined for accounting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market or, if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as the “exit price”). Fair value is a market-based measurement that is determined based upon assumptions that market participants would use in pricing an asset or liability, including consideration of nonperformance risk.
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
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Earnout Shares and Private and Public Warrants
In connection with the execution of the Business Combination Agreement, the Company designated 30.0 million shares of Class A Common Stock (“Earnout Shares”) to be issued to all Eligible Equity Holders (as defined below), subject to occurrence during the Earnout Period (as defined below) of the Earnout Triggering Events (as defined below). An “Eligible Equity Holder” means a holder of a share of common stock, including a share of restricted stock, a stock option or a restricted stock unit (“RSU”) of Bird Rides, in each case, immediately prior to the consummation of the Business Combination. The “Earnout Period” means the five-year period ending on November 4, 2026. The “Earnout Triggering Events” are tied to the daily volume-weighted average sale price of one share of Class A Common Stock quoted on the New York Stock Exchange (“NYSE”) for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
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
Debt Valued at Fair Value
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
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Therefore, the total assumed long-term debt valued at fair value at the time of the acquisition was revalued at March 31, 2023 to reflect the period end fair value.
In March 2023, the Company entered into First Amendment to “Note Purchase Agreement” with the original Note Purchasers and U.S. Bank Trust Company, National Association, as collateral agent. Pursuant to the amendment to the Note Purchase Agreement, the Company issued $2.8 million of additional secured promissory notes by the “First Amendment Note Purchasers” for cash consideration. The purpose of the agreement was to use the proceeds for general corporate purposes.
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
The following tables detail the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Notes(1)	$—	$—	$64,585	$64,585
Earnout Shares	—	—	2,461	2,461
Switchback Founder Earn Back Shares	—	—	217	217
Warrants	190	—	401	591
Total liabilities measured at fair value	$190	$—	$67,664	$67,854
(1) See Note 8 — Notes Payable for additional information. Mark-to-market adjustments of the Notes were $4.8 million for the three months ended March 31, 2023.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Notes(1)	$—	$—	$30,100	$30,100
Earnout Shares	—	—	1,459	1,459
Switchback Founder Earn Back Shares	—	—	125	125
Warrants	108	—	201	309
Total liabilities measured at fair value	$108	$—	$31,885	$31,993
(1) See Note 8 — Notes Payable for additional information. Mark-to-market adjustments of the Notes were immaterial for the year ended December 31, 2022.
Amounts associated with the issuance and mark-to-market adjustments of derivative liabilities are reflected in Other (expense) income, net and totaled $6.1 million of other expense and $108.6 million of other income for the three months ended March 31, 2023 and 2022, respectively.
Note 3 – Acquisitions
Effective as of January 3, 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of Share Consideration Notes and 18,204,365 shares of the Company's Class A Common Stock.
Bird Canada is a micromobility company based in Toronto, Canada with operations throughout Canada. The purpose of the acquisition was to add additional profitable operations to Bird’s global platform, while consolidating our North American operations.

The results of Bird Canada’s operations, including revenues and expenses, are included in the statements of operations for the Company from the date of the transaction. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The Company acquired Bird Canada for $30.7 million. Assets acquired included 1.0 million of cash, $29.4 million of goodwill and $0.7 million of intangible assets.
Goodwill is attributable to the assembled workforce and the expected synergies from the acquisition. The purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date as follows (in thousands):

Fair Value
Assets acquired:
Current assets	$1,364
Vehicles	1,555
Goodwill	29,437
Other intangible assets	696
Other non-current assets	157
Current liabilities	(2,536)
Total net assets acquired	$30,673
Consideration paid - notes	$26,977
Consideration paid - issuance of common shares	3,696
Total purchase price	$30,673

These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. The Company has one year from the date of the acquisition to finalize its purchase price equation.
The following table sets forth the components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition:

	Estimated Useful Life	January 3, 2023
Trade names/trademarks	3 years	$325
Customer relationships	2 years	113
Vendor permits	3 years	258
Total intangible assets		$696
Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Funding receivable	$—	$6,000
Insurance receivable	1,117	4,000
Prepaid insurance	2,544	2,348
Prepaid expenses	1,383	3,667
Product sales inventory deposits, net	3,240	1,387
Current deferred financing costs	2,402	2,706
Indirect taxes receivable	1,995	1,749
Other current assets	1,983	758
Total prepaid expenses and other current assets	$14,664	$22,615
Note 5 –Vehicles, net
The Company’s vehicles balance consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Vehicles in use	$120,098	$134,202
Vehicles not yet in use	31,585	31,900
Spare parts	28,190	28,476
Less: Accumulated depreciation (1)	(85,760)	(94,490)
Vehicles, net	$94,113	$100,088
(1)Includes $54.3 million of impairment of vehicles and spare parts, net of assets no longer in service and consumption of spare parts of $7.8 million, for the year ended December 31, 2022. There was no such impairment for the three months ended March 31, 2023.
Depreciation on Sharing vehicles was $9.8 million and $8.9 million for the three months ended March 31, 2023 and 2022, respectively.
Note 6 – Goodwill
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
During the three months ended March 31, 2023, in relation to the Bird Canada acquisition, the Company recognized $29.4 million of goodwill. The Company’s goodwill balance as of March 31, 2023 and December 31, 2022 was $29.4 million and $— million, respectively.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Note 7 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was (2.1)% and 0.5% for the three months ended March 31, 2023 and 2022, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against our U.S. deferred tax assets and majority of foreign deferred tax assets. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.
Note 8 – Notes Payable
This table summarizes the Company’s note payable balances (in thousands) at March 31, 2023.

	March 31, 2023	December 31, 2022
Apollo Vehicle Financing Facility	$42,605	$44,105
Convertible Senior Secured Notes	$64,585	$30,100
Total Notes Payable	$107,190	$74,205

Apollo Vehicle Financing Facility
In April 2021, the Company’s wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, to allow the SPV to borrow up to the commitment amount (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid.
The borrowing limit was $150.0 million of which $5.0 million remains available to borrow at March 31, 2023. The Company drew down $0.0 million and repaid $1.5 million during the three months ended March 31, 2023. The outstanding principal balance under the Vehicle Financing Facility as of March 31, 2023 was $42.6 million. The following is the repayment schedule (in thousands) over the remaining term:

	2023	2024	Total
Payment amounts	$16,500	$26,105	$42,605
The outstanding Vehicle Financing Facility balances bear interest at the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis.
The maturity date of the Vehicle Financing Facility is January 13, 2025 (“Final Maturity Date”). On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a preset monthly amortization schedule (such amount, the “Amortization Amount”).

Interest Expense
Interest expense related to the Apollo Vehicle Financing Facility was $2.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 3,473 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $0.2879 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 711 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares. As of March 31, 2023, no Notes were converted into shares of Class A Common Stock.
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
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at March 31, 2023 end to reflect the period end fair value.
In March 2023, the Company entered into First Amendment to “Note Purchase Agreement” with the original Note Purchasers and U.S. Bank Trust Company, National Association, as collateral agent. Pursuant to the amendment to the Note Purchase Agreement, the Company issued $2.8 million of additional Secured Convertible Senior Secured Notes to the “First Amendment Note Purchasers” for cash consideration. The purpose of the agreement was to use the proceeds for general corporate purposes.
The outstanding principal balance of the Notes as of March 31, 2023 was $64.6 million and the full fair value adjustment to the Notes, including interest, is recorded in Other (expense) income, net.
Note 9 – Common Stock
Common Stock
As of March 31, 2023, the Company has the authority to issue 1,000,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock, and 50,000,000 shares of Class X Common Stock. As of March 31, 2023, the Company had 284,581,178 and 34,534,930 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of March 31, 2023, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that has not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through March 31, 2023.
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

Standby Equity Purchase Agreement
In May 2022, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”).
As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued to Yorkville 0.2 million shares of Class A Common Stock (the “Commitment Fee Shares”) in three equal installments within six months of execution of the Purchase Agreement.
In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan was evidenced by a promissory note (the “Promissory Note”), which would mature on December 15, 2022. The Promissory Note accrued interest at a rate of 0%, but was issued with 4.76% original issue discount, and would be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. On December 19, 2022, the Company entered into an extension agreement with Yorkville (the “Extension Agreement”) pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 2,484,720 shares of its Class A Common Stock. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of March 31, 2023.
Note 10 – Stock-Based Compensation Expense

The Company granted 4.7 million stock options during the three months ended March 31, 2023 and granted no stock options during the three months ended March 31, 2022. The Company granted 22.0 million RSUs during the three months ended March 31, 2023 and 4.6 million RSUs during the three months ended March 31, 2022.
The following table summarizes stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$6,170	$44,678
Sales and marketing	154	841
Research and development	956	3,185
Total	$7,280	$48,704
Note 11 – Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period and potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.
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

The following table presents the calculation of basic loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss (income)	$(44,318)	$7,748
Basic weighted-average shares outstanding	316,240	269,825
Basic (loss) earnings per share	$(0.14)	$0.03
As the company generated net income during the three months ended March 31, 2022, diluted earnings per share for the prior period was $0.03 based on the diluted weighted-average number of shares of 280,949.

	Three Months Ended March 31,
	2023	2022
Net loss (income)	$(44,318)	$7,748
Weighted-average shares outstanding	316,240	269,825
Stock options	—	10,608
RSUs	—	516
Diluted weighted-average number of shares	316,240	280,949
Diluted (loss) earnings per share	$(0.14)	$0.03
The following outstanding securities were excluded from the computation of loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2023	2022
Convertible Senior Secured Notes	207,807	—
Stock options	11,878	1,007
Time-based vesting RSUs	30,713	25,740
Market-based vesting RSUs	7,250	29,073
Warrants to purchase Class A Common Stock	12,935	12,935
Contingently issuable shares	1,977	1,977
Total	272,560	70,732
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 12 – Commitments and Contingencies
Operating Leases
As of March 31, 2023, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world.
The following table reconciles the undiscounted cash flows for future maturities of the Company's operating lease liabilities to the consolidated balance sheets (in thousands):

March 31, 2023
2023	$2,382
2024	814
2025	369
2026	329
2027	44
Thereafter	—
Total lease payments	3,938
Less: interest expense	(338)
Present value of lease liabilities	$3,600
Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2026. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. The Company did not enter into any material new purchase commitments during the three months ending March 31, 2023.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility and Convertible Senior Secured Notes. As of March 31, 2023, the Company has future minimum payments of $19.5 million due in the next 12 months and $23.1 million due thereafter. See Note 8 — Notes Payable for further discussion.
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
In addition, on November 17, 2022, shortly after we announced we would be restating our (i) audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and quarterly periods within those years, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022; (ii) condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022; and (iii) condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “ARIAS Action”). On December 19, 2022, another purported stockholder of the Company filed a similar putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled KAREN CAIN, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis

VanderZanden, and Yibo Ling (the “CAIN Action”). The ARIAS and CAIN Actions, are substantially similar, and the complaints in both actions allege that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The lawsuits seek, among other things, damages, attorneys’ fees and costs, and such other relief as may be deemed just and proper by the court. On March 17, 2023, another purported stockholder of the Company filed a related putative derivative action in the Central District of California against sixteen current and former officers and directors of the Company and Switchback II Corporation with the Company named as a nominal defendant. The action is entitled ASHKAN FARAZMAND, derivatively on behalf of Bird Global, Inc. v. Travis VanderZanden, Yibo Ling, Roelof F. Botha, Daniel Friedland, Nathaniel Justin Kan, Robert Komin, James Mutrie, Racquel Russell, David Sacks, Scott McNeill, Chris Carter, Scott Gieselman, Sam Stoutner, Philip J. Deutch, Ray Kubis, and Precious Williams Owodunni. The complaint alleges a violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment, among other claims, and seeks monetary damages and restitution on behalf of the Company, among other remedies. The Company intends to vigorously defend against these claims. Although we believe we have meritorious defenses to the claims of the plaintiffs and members of the classes, and intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these actions or to determine the amount or range of potential losses associated with the actions.
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

Note 13 – Segment Information

The Company determines its operating segments based on how the chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. Given management changes that occurred in the quarter, the Company reevaluated the operating segments and determined that the operating segments align with each offering of the Company’s business model (Sharing, Platform Services and Product Sales) in each country where such services are offered. The Company aggregated operating segments into operating regions, where appropriate, and determined that Reportable Segments align with the product offerings of Sharing, Platform Services and Product Sales. The Company changed its reportable segments effective January 1, 2023 and has retroactively reflected the change for the comparative periods included herein.

Reportable Segment	Description
Sharing	Business activities where we own vehicles and interact directly with customers, offering rides on our vehicles for individual trips through our proprietary software platform.
Platform	Arrangements where an independent operator contracts with us to acquire vehicles, generally through a sale, and we then grant the operator a license to use our software platform for a fee.
Retail Sales	Vehicle sale activity through retail channels.
The Company’s segment operating performance measure is gross margin. Gross margin is defined as revenues less cost of revenues.

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross margin to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2023				2022
	Sharing Business	Platform Business	Retail Business	Total Segments	Sharing Business	Platform Business	Retail Business	Total Segments
Total revenues	$28,517	$802	$218	$29,537	$30,176	$2,700	$2,499	$35,375
Cost of revenues:
Cost of revenue, exclusive of depreciation	14,080	340	197	14,617	21,161	2,224	2,230	25,615
Depreciation on sharing vehicles	9,835	—	—	9,835	8,940	—	—	8,940
Total cost of revenues	23,915	340	197	24,452	30,101	2,224	2,230	34,555
Total gross margin	$4,602	$462	$21	$5,085	$75	$476	$269	$820
Reconciling items:
Total operating expenses				40,554				100,214
Loss from operations				(35,469)				(99,394)
Interest income				7				72
Interest expense				(1,969)				(1,473)
Other (expense) income, net				(5,979)				108,580
Loss before income taxes				$(43,410)				$7,785
Geographic Information
In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue by Country
USA	$22,107	$26,590
Rest of the world	7,430	8,785
Total	$29,537	$35,375
No other country in the rest of the world exceeds 10% of Revenue.

(in thousands)	March 31, 2023	December 31, 2022
Long-lived assets by country
USA	$114,352	$122,484
Canada	32,637	—
Rest of the world	27,151	27,749
Total	$174,140	$150,233
Long-lived assets include vehicles, net, vehicle deposits, goodwill, right-of-use assets, intangible assets and fixed assets. Goodwill is attributable to the Bird Canada acquisition and is included in the Sharing reportable segment.
Note 14 – Supplemental Cash Flow Information
The following are investing and financing activities of the Company (in thousands) that affect the Company’s assets and liabilities, but do not have a cash impact.

	March 31, 2023	December 31, 2022
Noncash investing activities:
Acquisition of Bird Canada
Working capital excluding cash & cash equivalents	$(1,852)	$—
Long-lived assets	31,677	—

Noncash financing activities:
Issuance of convertible notes as part of acquisition	25,983	6,000
Issuance of common shares as part of acquisition	$3,696	$—

Note 15 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report and determined that, there have been no events that have occurred that would require adjustment to, or disclosure in, our condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, as well as our audited annual consolidated financial statements and related notes as disclosed in our 2022 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.
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

Sharing
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

Platform

To scale our mission to a greater population, we offer a white labeled version of our products and technology (“Bird Platform”). We sell fleets of Bird vehicles to our Platform partners for them to operate in their local markets. We also receive a service and license fee for access to our systems so the vehicles can be used by riders. Both sales of vehicles and service and licenses fees are presented as Platform revenues and Cost of Platform revenues.

Retail Sales

We sell Bird vehicles for personal use (“Retail Sales”) through select retail and wholesale channels. In May 2022, we announced our decision to discontinue our Retail Sales portfolio offering, simplify our business model and realign our resources to prioritize Sharing operations within our existing regions. We significantly impaired the assets involved in the Retail Sales business in 2022, and we expect to sell our remaining inventory by the end of fiscal 2023 at roughly breakeven.
The Business Combination

On December 30, 2022 (the “Closing Date”) and effective as of January 3, 2023 (the “Acquisition Closing Date”), Bird Global, Inc. (the “Company”) entered into a share purchase agreement (the “Share Purchase Agreement”) with 1393631 B.C. Unlimited Liability Company, a British Columbia ULC and indirect wholly owned subsidiary of the Company (the “Purchaser”), Bird Canada Inc. (“Bird Canada”), and certain sellers party thereto (the “BC Sellers”). Pursuant to the Share Purchase Agreement, among other things, the Purchaser acquired from the BC Sellers 100% of the issued and outstanding shares of Bird Canada in exchange for the issuance by the Company to the BC Sellers of an aggregate principal amount of $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Notes”), 18,204,365 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and a nominal amount of cash consideration (the “Acquisition”).

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
Recent Developments
There have been no material changes to the “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.
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

Costs related to In-House operations primarily include payments to workers, service center overhead, and independent contractors for vehicle maintenance, including consumption of spare parts, as well as certain ancillary tasks, and service center and distribution network expenses. The service center and distribution network expenses are associated with charging, repairing, hibernating, and maintaining the vehicles.

Depreciation on Sharing Vehicles

We capitalize expenses incurred to bring a vehicle to a condition where it can be initially deployed within our Sharing business. The costs include the amount paid for the vehicles, freight from the manufacturer, customs and duties, and specific tariff costs imposed by the United States on goods imported from China. Our vehicles are shipped as finished goods.

We depreciate Deployed Vehicles (as defined below under the heading “Non-GAAP Financial Measures”) using a usage-based depreciation methodology based on the number of rides taken by customers.

Platform Partner Revenue

We sell vehicles to our Platform partners for them to operate in their region. Along with the revenue from those sales, we recognize services and license fees for our partners’ use of our software platform in this segment.

Cost of Platform Partner Revenue

Cost of Platform Partner Revenues consist of the cost of vehicles sold to Platform partners, an allocation of our network and infrastructure costs associated with running our software platform, as well as transaction fees associated with rides taken on Platform vehicles.

Retail Sales Revenue

We generate revenue from Retail Sales, primarily consisting of sales of our vehicles to retail customers. Our retail customers include distributors, retailers, and direct customers.

Cost of Retail Sales Revenue

Cost of Retail Sales revenue primarily consists of the amount paid for the vehicles, freight to the customer, customs and duties, certain insurance costs, refurbishments, and any adjustments to inventory on hand.

Impairment of Retail Sales Inventory

Retail Sales inventory consists of vehicles and spare parts available for sale, valued at the lower of cost based on an average cost method or net realizable value. The valuation of Retail Sales inventory requires the Company to make judgments and, based on currently available information, may result in impairments.

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

Interest Income

Interest income represents any interest earned on cash or securities held.

Interest Expense

Interest expense primarily consists of interest incurred on debt obligations and the amortization of deferred costs on our debt, as well as costs associated with extinguishment of debt.

Other Income (Expense), Net

Other income (expense), net primarily consists of foreign currency exchange gains and losses, costs associated with the issuance of derivative liabilities, and mark-to-market (“MTM”) adjustments of derivative liabilities and convertible senior secured notes.

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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Loss from operations	$(35,469)	$(99,394)
Net (loss) income	$(43,410)	$7,785
EPS - basic	$(0.14)	$0.03
EPS - diluted	$(0.14)	$0.03
We recorded a loss from operations of $35.5 million, an improvement of $63.9 million, or 64%, over the first quarter of 2022. Our focus on reducing operating costs and operational efficiencies led to reductions in Cost of Revenues and Operating expenses. We recorded a net loss for the quarter of $43.4 million, as compared to net income of $7.8 million in the first quarter of 2022. The significant difference was as a result of $108.6 million of Other Income recorded as a result of mark-to-market adjustments on fair-valued liabilities in the prior year, while in the current quarter, similar adjustments resulted in an expense of $6.0 million.
We evaluate our sharing and platform partner services business operations based on certain key operating metrics. The following are definitions of these key operating metrics, followed by key operating metrics numbers.
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

The following tables set forth our results of operations for the periods presented (in thousands, except for operating metrics, which are in units). The period-to-period comparison of financial results are not necessarily indicative of future results.

Sharing Business

	Three Months Ended March 31,
	2023	2022	Variance	% Variance
Rides	4,713,587	6,758,181	$(2,045)	(30)%
Average Rides per Deployed Vehicle per Day (x)	0.83	1.02	$(0.19)	(19)%

Revenue	$28,517	$30,176	$(1,659)	(5)%
Cost of sharing, exclusive of depreciation	14,080	21,161	(7,081)	(33)%
Depreciation on sharing vehicles	9,835	8,940	895	10%
Total Cost of Sharing	23,915	30,101	(6,186)	(21)%
Sharing margin	$4,602	$75	$4,527	(6,036)%

During the calendar 2022 year, we exited several jurisdictions in which we enjoyed a high number of rides, however were extremely expensive to operate in. As a result of the exit of these jurisdictions, in the first quarter of 2023, our overall ride volume decreased by just over 2.0 million rides. RpD decreased by 0.19 in the first quarter of 2023 as compared to the first quarter of 2022. This is attributable primarily to the poor weather in the first quarter of 2023 and delays in the implementation of strategies to optimize vehicle locations in certain markets.

Commensurate with the decrease in rides, this quarter’s sharing revenue decreased by $1.7 million, or 5%, for the three months ended March 31, 2023, compared to the same period last year. The decrease was offset by the recognition of breakage revenue of $4.9 million for aged wallet balances, the likelihood of use of which has been considered remote. In Q1 of this year, the Company also acquired the operations of Bird Canada. Bird Canada’s operations were previously considered in our Platform results, as Bird Canada owned and operated a fleet of vehicles purchased from us. Bird Canada’s operations did not have a significant impact on the quarter’s sharing revenues due to winter weather conditions in the Canadian market during Q1; however, we expect that Bird Canada’s full revenues will have a positive impact on Sharing revenues in the year.

The improvement in our Cost of Sharing Revenue, exclusive of Depreciation of $7.1 million, or 33% was primarily due to a reduction in fleet manager payments due to decreased rides in the quarter as well as a change in the effective fleet manager payment rate due to the closure of several jurisdictions in which we paid higher payments. Transaction fees, which are primarily driven by customer wallet top-ups and rides, also decreased as compared to the prior year quarter due to the reduced rides.
Depreciation on Sharing vehicles increased by $0.9 million, or 10%, for the three months ended March 31, 2023, compared to the same period last year. The increase was primarily driven by higher accelerated amortization for certain models of vehicles that reached end of life due to damage, wear and tear earlier than expected.

Platform Business

	Three Months Ended March 31,
	2023	2022	Variance	% Variance
Rides	468,803	561,042	(92,239)	(16)%
Average Rides per Deployed Vehicle per Day (x)	1.12	1.22	(0.10)	(8)%

Revenue	$802	$2,700	$(1,898)	(70)%
Cost of platform revenue	340	2,224	(1,885)	(85)%
Platform margin	$462	$476	$(13)	(3)%

The Platform business earns revenues through the sale of vehicles to its platform partners, as well as through per-ride service and license fees for use of our proprietary software platform and tools. Rides in the platform segment decreased as compared to the prior quarter. Prior to its acquisition on January 3, 2023, Bird Canada was classified as a Platform partner and its results were included in this segment in 2022. The rides accruing to Bird Canada after January 3, 2023 are now included in the results of our Sharing segment. In the prior year’s quarter, Bird Canada also made significant vehicle purchases to update its fleet, which were included in Platform revenues, which will not recur as Bird Canada is now a subsidiary of Bird and new vehicle additions would be considered capital investments. Certain other vehicle purchases from Q1 of 2022 did not recur in the current quarter. The Company anticipates future vehicle sales to Platform partners, though the timing and volume of such purchases is not guaranteed.

Retail Sales

	Three Months Ended March 31,
	2023	2022	Variance	% Variance
Revenue	$218	$2,499	$(2,281)	(91)%
Cost of vehicle sales	197	2,230	(2,033)	(91)%
Retail sales margin	$21	$269	$(248)	(92)%
In May 2022, we announced our exit from the vehicle sales business to those other than our Platform partners.
Retail Sales revenue decreased by $2.3 million, or 91%, for the three months ended March 31, 2023, compared to the same period last year. The decrease was primarily driven by the decision in 2022 to exit the retail arm of our business, as we are no longer actively marketing our vehicles in the retail marketplace. Current sales of our e-bikes and scooters are only to clear existing inventory balances, and we do not expect significant margins on these sales as an impairment of the inventory value was booked in 2022 to lower cost to its net realizable value.
Cost of Retail Sales Revenue decreased for the three months ended March 31, 2023, compared to the same period last year due to the decreased sales.

Operating Expenses

	Three Months Ended March 31,
	2023
	G&A	S&M	R&D	Total
People costs	$13,789	$1,325	$2,874	$17,988
Stock-based compensation	6,170	154	956	7,280
Logistics	4,771	1	239	5,011
Other operating expenses	5,325	8	2,404	7,737
Depreciation & amortization	322	1	68	391
Restructuring/severance	1,263	279	438	1,980
Advertising & marketing	—	167	—	167
Total operating expenses	$31,640	$1,935	$6,979	$40,554

	Three Months Ended March 31,
	2022
	G&A	S&M	R&D	Total
People costs	$17,749	$2,851	$4,511	$25,111
Stock-based compensation	44,678	841	3,185	48,704
Logistics	8,027	6	370	8,403
Other operating expenses	13,556	24	2,287	15,867
Depreciation & amortization	501	6	95	602
Restructuring/severance	140	—	67	207
Advertising & marketing	—	1,322	—	1,322
Total operating expenses	$84,651	$5,050	$10,515	$100,216
General and Administrative Expenses
General and administrative expenses decreased by $53.0 million, or 63%, for the three months ended March 31, 2023, compared to the same period last year. We have focused on reducing cost throughout the business, and as a result, we have experienced a savings of $4.0 million in People Costs as compared to the prior year’s quarter through reductions in force that occurred in the second half of 2022.
Other operating expenses also decreased by $8.2 million as we began the journey to optimize our third party spend in professional fees and technology costs. We expect to continue our focus on optimizing our cost structures over the remainder of the year, though we expect certain professional fees to remain at elevated levels due to the matters discussed in Note 12 of the Condensed Consolidated Financial Statements presented earlier in this 10-Q.
As we exited regions and focused on efficiencies, our Logistics and Facilities expenses also decreased by $3.3 million. This quarter also experienced a large severance charge as compared to last year’s quarter as the downsizing initiatives that began in 2022 came to a conclusion early in Q1 2023. Stock-based compensation expense declined significantly as compared to the prior year quarter due to certain one year vesting awards completing their vesting in Q4 of 2022, and the general impact of a decrease in our stock price on the fair value of new awards.
Selling and Marketing Expenses
Selling and marketing expenses decreased by $3.1 million for the three months ended March 31, 2023, compared to the same period last year due to our decision to focus our attention and funds on optimal placement of vehicles instead of on third party advertising initiatives.
Research and Development Expenses
Research and development expenses decreased in relation to the prior year’s quarter primarily due to the reduction in personnel during the year.
Interest Income
Interest income was not material for the current and comparative periods.
Interest Expense
Interest expense increased by $0.5 million, or 34%, for the three months ended March 31, 2023, compared to the same period last year, primarily attributable to an increase in the outstanding debt balance.
Other (Expense) Income, Net
Other expense, net was $6.1 million for the three months ended March 31, 2023, as compared to other income, net of $108.6 million in the prior year quarter, reflecting a decrease of $114.6 million, or 106% in the current year period. Of the total decrease, $110.0 million is attributable to the impact of the MTM adjustments of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing and $4.8 million is attributable to the month-to-month adjustment of senior secured convertible notes measured at fair value.

Provision for Income Taxes
Provision for income taxes increased by $0.9 million for the three months ended March 31, 2023, compared to the same period last year, due to the anticipated split of taxable income between jurisdictions that are covered by valuation allowances for accounting purposes and those that are not.
Non-GAAP Financial Measures
We review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2023	2022
	(in millions, except as otherwise noted)
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$14.9	$10.4
% of Sharing Revenue	52%	35%
Ride Profit (after Vehicle Depreciation)	$5.1	$1.2
% of Sharing Revenue	18%	4%
Adjusted EBITDA	$(15.6)	$(39.4)
Adjusted Operating Expenses	$30.6	$50.0
Free Cash Flow	$(25.3)	$(106.2)
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross margin, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in millions)
Gross margin	$5.1	$0.8
Vehicle depreciation	9.8	9.2
Vehicle count adjustments (1)	0.1	0.6
Product Sales division (2)	(0.1)	(0.2)
Ride Profit (before Vehicle Depreciation)	14.9	10.4
Vehicle depreciation	(9.8)	(9.2)
Ride Profit (after Vehicle Depreciation)	$5.1	$1.2
______________
(1)We exclude vehicle count adjustments as these are adjustments made based on results of physical inventory counts, which are non-cash in nature.
(2)We exclude the revenue and cost of revenue associated with vehicle sales to retail customers and Bird Platform partners.

Adjusted EBITDA: Adjusted EBITDA is a non-GAAP supplemental measure of operating performance used to inform management decisions for the business. It may also be useful to investors in evaluating our performance on a relative basis to other comparable businesses as it excludes impact from items that are non-cash in nature, non-recurring, or not related to our core business operations. We experience seasonality in Adjusted EBITDA typically tied to periods of increased demand in the summer months in the Northern Hemisphere. We calculate Adjusted EBITDA as net loss, adjusted to exclude (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) vehicle count adjustments, (v) stock-based compensation expense, (vi) tariff refunds, (vii) other (expense) income, net, (viii) legal settlements and reserves, (ix) impairment of Retail Sales inventory, (x) impairment of assets, and (xi) other non-recurring, non-cash, or non-core items.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in millions)
Net (loss) income	$(44.3)	$7.7
Interest income	—	(0.1)
Interest expense	2.0	1.5
Provision for income taxes	0.9	0.0
Depreciation and amortization	10.2	9.8
Vehicle count adjustments	0.1	0.6
Stock-based compensation expense	7.3	48.7
Other (expense) income, net	5.9	(108.6)
Legal settlements and reserves	0.3	0.9
Other non-recurring, non-cash, or non-core items (1)	2.0	—
Adjusted EBITDA	$(15.6)	$(39.4)
______________
(1)Consists primarily of $2.0 million of restructuring costs for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
(in millions)
Total operating expenses	$40.6	$100.2
Depreciation and amortization (1)	(0.4)	(0.6)
Stock-based compensation expense	(7.3)	(48.7)
Legal settlements and reserves	(0.3)	(0.9)
Other non-recurring, non-cash, and non-core items	(2.0)	—
Adjusted Operating Expenses	$30.6	$50.0
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

We calculate Free Cash Flow as net cash provided by (used in) operating activities, adjusted to include cash spent on capital expenditures, which consist of purchases of vehicles and property and equipment. The following table presents a reconciliation of Free Cash Flow to the most directly comparable GAAP cash flow measure, net cash provided by (used in) operating activities, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in millions)
Net cash used in operating activities	$(21.7)	$(42.6)
Capital Expenditures(1)	(3.6)	(63.6)
Free Cash Flow	$(25.3)	$(106.2)
______________
(1)Capital expenditures were primarily made up of purchases of vehicles, which were $3.5 million and $63.4 million for the three months ended March 31, 2023 and 2022.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of March 31, 2023, we had unrestricted cash and cash equivalents totaling $12.8 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.
Our cash generated from operations, similar to our sharing revenues, are seasonal and are reliant to a large degree on the weather in each region that we operate in. With large footprints in Europe and North America, we are, to a large extent, impacted by more severe winter months in Q1 and in late Q4 of each year. We expect that cash inflows from operations in Q2 and Q3 will increase markedly from those in Q1 and our intention is to generate and hold sufficient cash reserves to operate through to Q2 next year.
Our material cash requirements relate to people costs, fleet manager costs, operating lease obligations for our facilities around the world, debt obligations, and purchase commitments primarily related to software and hosting services. For additional information regarding operating leases, debt obligations, and other purchase commitments, see Note 8 — Notes Payable, and Note 12 — Commitments and Contingencies, respectively, to our consolidated financial statements included elsewhere in this Quarterly Report.
We believe that there is doubt as to whether our cash and cash equivalents as of March 31, 2023 are sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. We have generally incurred recurring losses and negative cash flows since inception and have an accumulated deficit of $1.6 billion as of March 31, 2023. For the three months ended March 31, 2023, we used approximately $21.7 million of cash in operations, which is a significant improvement over the prior year’s quarter use of cash of $42.6 million. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, our ability to continue to reduce and optimize operating costs and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to us on satisfactory terms, or at all. Accordingly, we plan to continue to closely monitor our operating forecast, reduce our operating expenses, and pursue additional sources of outside capital.
As of March 31, 2023, we had $12.8 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. If the Company is unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully and may need to scale back or discontinue certain or all operations in order to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations. As such, these factors raise substantial doubt about our ability to continue as a going concern.
On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. Due to FDIC, US Department of the Treasury and the Board of Governors of the Federal Reserve System, all deposits were protected regardless of FDIC limits and we suffered no loss of cash and we have access to all available cash.
We continue to explore raising additional capital through a combination of debt financing and equity issuances. If we raise funds by issuing debt securities, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of equity holders. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing equity holders. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. See risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for additional information.

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
Our partnership with Apollo has allowed us to secure vehicles to move into new markets or to replenish our fleets without a significant upfront cash expense. The amendments that we negotiated to our facility with Apollo have allowed us to reduce cash outlays that are variable based on revenue in favor of more predictable payment streams and to reduce the amount of reserved cash we are required to hold so that we can improve our liquidity position. We currently have $5.0 million of available room on our facility.

Standby Equity Purchase Agreement
In May 2022, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the terms and conditions set forth in the Purchase Agreement, we received a pre-advance loan (the “Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan was evidenced by a promissory note (the “Promissory Note”), which matured on the seven-month anniversary of the Pre-Advance Loan.
On December 19, 2022, the Company entered into an extension agreement with Yorkville (the "Extension Agreement") pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 2.5 million shares of Class A Common Stock.
During the year ended December 31, 2022, the Company sold 6.7 million shares of Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction under the Purchase Agreement, the Company also issued 0.2 million Commitment Fee Shares during the year ended December 31, 2022. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of March 31, 2023 and we do not intend for this facility to provide liquidity in the future.

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
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at March 31, 2023 end to reflect the period end fair value.
In March 2023, the Company entered into First Amendment to “Note Purchase Agreement” with the original Note Purchasers and U.S. Bank Trust Company, National Association, as collateral agent. Pursuant to the amendment to the Note Purchase Agreement, the Company issued $2.8 million of additional secured promissory notes by the “First Amendment Note Purchasers” for cash consideration. The purpose of the agreement was to use the proceeds for general corporate purposes.
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

Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,669)	$(42,565)
Net cash used in investing activities	(3,602)	(63,615)
Net cash provided by financing activities	$4,227	$17,629
Operating Activities
Net cash used in operating activities was $21.7 million for the three months ended March 31, 2023, primarily consisting of $44.3 million of net loss adjusted for $6.1 million of MTM adjustments of derivative liabilities and fair valued Notes, offset by $10.2 million of depreciation and amortization, $7.3 million of stock-based compensation expense, $4.0 million related to changes in working capital, $0.7 million of non-cash vehicle expenses, $0.1 million of bad debt expense, $0.6 million of amortization of debt issuance costs and discounts, and $1.6 million of other non-cash expenses. The cash provided by working capital was largely driven by a decrease in prepaid expenses, accounts receivable and other current assets, offset by increases in deferred revenue, other current liabilities and accrued expenses.
Net cash used in operating activities was $42.6 million for the three months ended March 31, 2022, primarily consisting of $7.7 million of net income, adjusted by $108.6 million in MTM adjustments of derivative liabilities and $3.1 million changes in working capital, offset by $48.7 million of stock-based compensation expense, $9.5 million in depreciation and amortization, and $2.6 million of non-cash vehicle expenses. The cash used in working capital was largely driven by an increase in prepaid expenses and other current assets and accounts receivable, offset by increases in accrued expenses, accounts payable and deferred revenue and decrease in inventory.
Investing Activities
Net cash used in investing activities was $3.6 million for the three months ended March 31, 2023, primarily consisting of $3.5 million of cash used in the purchases of vehicles.
Net cash used in investing activities was $63.6 million for the three months ended March 31, 2022, primarily consisting of $63.4 million of cash used in the purchases of vehicles.
Financing Activities
Net cash used in financing activities was $4.2 million for the three months ended March 31, 2023, primarily consisting of $5.7 million repayment of debt, partially offset by $8.7 million of additional financing.
Net cash provided by financing activities was $17.6 million for the three months ended March 31, 2022, primarily consisting of $23.7 million of proceeds from issuance of debt, net of issuance costs, offset by $4.4 million repayment of debt and $1.9 million payments for taxes related to net share settlement.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2022 Form 10-K and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5%. The Company has $5.0 million remaining available under the Vehicle Financing Facility, and the outstanding balance under the Vehicle Financing Facility was $42.6 million as of March 31, 2023.
On December 30, 2022, the Company issued and sold an aggregate principal amount of $30.1 million of its Convertible Senior Secured Notes due in December 2027. On January 3, 2023, the Company issued an aggregate principal amount of $27.0 million of additional notes in exchange for the Bird Canada acquisition. On March 20, 2023, the Company issued an aggregate principal amount of $2.8 million of follow on funding in exchange for cash. All of the notes are 12.0% Convertible Senior Notes due in December 2027 (together with the Share Consideration Notes, the “Notes”).The Notes shall accrue interest at a per annum rate equal to 12% payable semi-annually in arrears.
The outstanding balance of the Notes was $64.6 million as of March 31, 2023, which includes a $4.8 million MTM fair value adjustment. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 17, 2022, shortly after we announced we would be restating our (i) audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and quarterly periods within those years, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022; (ii) condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022; and (iii) condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “ARIAS Action”). On December 19, 2022, another purported stockholder of the Company filed a similar putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled KAREN CAIN, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “CAIN Action”). The ARIAS and CAIN Actions, are substantially similar, and the complaints in both actions allege that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The lawsuits seek, among other things, damages, attorneys’ fees and costs, and such other relief as may be deemed just and proper by the court. On March 17, 2023, another purported stockholder of the Company filed a related putative derivative action in the Central District of California against sixteen current and former officers and directors of the Company and Switchback II Corporation with the Company named as a nominal defendant. The action is entitled ASHKAN FARAZMAND, derivatively on behalf of Bird Global, Inc. v. Travis VanderZanden, Yibo Ling, Roelof F. Botha, Daniel Friedland, Nathaniel Justin Kan, Robert Komin, James Mutrie, Racquel Russell, David Sacks, Scott McNeill, Chris Carter, Scott Gieselman, Sam Stoutner, Philip J. Deutch, Ray Kubis, and Precious Williams Owodunni. The complaint alleges a violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment, among other claims, and seeks monetary damages and restitution on behalf of the Company, among other remedies. The Company intends to vigorously defend against these claims. Although we believe we have meritorious defenses to the claims of the plaintiffs and members of the classes, and intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these actions or to determine the amount or range of potential losses associated with the actions.
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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 30, 2022 (the “Closing Date”) and effective as of January 3, 2023 (the “Acquisition Closing Date”), Bird Global, Inc. (the “Company”) entered into a share purchase agreement (the “Share Purchase Agreement”) with 1393631 B.C. Unlimited Liability Company, a British Columbia ULC and indirect wholly owned subsidiary of the Company (the “Purchaser”), Bird Canada Inc. (“Bird Canada”), and certain sellers party thereto (the “BC Sellers”). Pursuant to the Share Purchase Agreement, among other things, the Purchaser acquired from the BC Sellers 100% of the issued and outstanding shares of Bird Canada in exchange for the issuance by the Company to the BC Sellers of an aggregate principal amount of $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 18,204,365 shares of the Company’s Class A Common Stock, and a nominal amount of cash consideration (the “Acquisition”).

The terms of the Share Consideration Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent. Pursuant to the Note Purchase Agreement, the Note Purchasers are entitled to convert the Share Consideration Notes into shares of the Company’s Class A Common Stock, at any time at a conversion rate of 3,473.4283 shares of Class A Common Stock per $1,000 principal amount of the Share Consideration Notes, equivalent to a conversion price of approximately $0.2879 per share, subject to specified anti-dilution adjustments, including adjustments for the Company’s issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Share Consideration Notes in connection with such corporate event up to a maximum of 710.8696 shares per $1,000 principal amount of Share Consideration Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares.

In addition, on the Acquisition Closing Date, certain options to purchase capital stock of Bird Canada were assumed by the Company and converted into new options to purchase Class A Common Stock of the Company and the Company issued one share of its Series A Preferred Stock (the “Preferred Share”) to Obelysk Transport L.P., a shareholder of Bird Canada prior to the Acquisition, as a representative of certain of the Note Purchasers.

Each of the Share Consideration Notes, together with the shares of Class A Common Stock issuable upon the conversion thereof, the shares of Class A Common Stock issued to the BC Sellers, the new options to purchase Class A Common Stock of the Company, and the Preferred Share (collectively, the “Securities”) were issued to “accredited investors” in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

None of the Securities have been or will be registered under the Securities Act or may be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company does not intend to file a shelf registration statement for the resale of the Securities or the Preferred Share.
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

BIRD GLOBAL, INC.

Date: May 15, 2023	By:	/s/ Shane Torchiana
Shane Torchiana
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Michael Washinushi
Michael Washinushi
Chief Financial Officer
(Principal Financial Officer)