Form 10-Q
period 2023-06-30
Bird Global, Inc.
filed 2023-08-09
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, there were 11,548,344 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 1,381,398 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share amounts and number of shares)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,806	$33,469
Restricted cash and cash equivalents—current	4,313	4,978
Accounts receivable, net	790	2,188
Inventory	1,477	1,535
Prepaid expenses and other current assets	11,818	22,615
Total current assets	25,204	64,785
Restricted cash and cash equivalents—non current	625	598
Vehicle deposits	43,979	48,783
Vehicles, net	85,693	100,088
Goodwill	30,083	—
Other assets	9,429	11,402
Total assets	$195,013	$225,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	21,469	20,235
Accrued expenses	28,520	33,413
Deferred revenue	43,161	47,820
Notes payable—current	21,014	22,200
Other current liabilities	8,330	10,950
Total current liabilities	122,494	134,618
Notes payable—non current (including $58.9 million at June 30, 2023 and $30.1 million at December 31, 2022 of Convertible Senior Secured Notes measured at fair value)	75,988	56,205
Derivative liabilities	840	1,892
Other liabilities	6,616	7,831
Total liabilities	205,938	200,546
Commitments and contingencies (Note 12)
Stockholders’ (Deficit) Equity
Class A common stock, $0.0001 par value, 40,000,000 shares authorized, and 11,412,129 and 10,507,830 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, and Class X common stock, $0.0001 par value, 2,000,000 shares authorized, 1,381,398 shares issued and outstanding as of June 30, 2023 and December 31, 2022	32	30
Additional paid-in capital	1,589,717	1,572,576
Accumulated other comprehensive loss	(7,171)	(7,621)
Accumulated deficit	(1,593,503)	(1,539,875)
Total stockholders’ (deficit) equity	(10,925)	25,110
Total liabilities and stockholders’ equity	$195,013	$225,656
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Revenues from sharing	$46,764	$60,623	$75,281	$90,830
Revenues from platform partner services	662	1,867	1,356	2,606
Revenues from product sales	908	4,275	1,234	8,703
Total revenues	48,334	66,765	77,871	102,139
Cost of revenues:
Cost of sharing, exclusive of depreciation	20,364	33,551	34,444	54,603
Depreciation on sharing vehicles	7,683	18,424	17,518	27,364
Total cost of sharing	28,047	51,975	51,962	81,967
Cost of platform partner services	324	529	606	863
Cost of product sales	613	5,734	868	9,963
Impairment of product sales inventory	—	31,769	—	31,769
Total cost of revenues	28,984	90,007	53,436	124,562
Total gross profit (loss)	19,350	(23,242)	24,435	(22,423)
Other operating expenses:
General and administrative	30,424	84,393	62,064	169,043
Selling and marketing	1,184	5,359	3,119	10,410
Research and development	3,734	12,324	10,713	22,837
Impairment of assets	—	215,822	—	215,822
Loss on Disposal of Fixed Assets	741	—	741	—
Total operating expenses	36,083	317,898	76,637	418,112
Loss from operations	(16,733)	(341,140)	(52,202)	(440,535)
Interest income	105	8	112	81
Interest expense	(1,905)	(2,618)	(3,874)	(4,092)
Other income, net	8,267	23,518	2,288	132,098
Loss before income taxes	(10,266)	(320,232)	(53,676)	(312,448)
(Benefit from) provision for income taxes	(956)	84	(48)	121
Net loss	(9,310)	(320,316)	(53,628)	(312,569)
Loss per share
Basic	$(0.73)	$(29.04)	$(4.22)	$(28.45)
Diluted	$(0.73)	$(29.04)	$(4.22)	$(28.45)
Weighted-average shares of common stock outstanding, basic and diluted
Basic	12,778,686	11,031,487	12,714,504	10,987,881
Diluted	12,778,686	11,092,344	12,714,504	11,029,365

See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,310)	$(320,316)	$(53,628)	$(312,569)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(11)	(11,563)	450	(16,036)
Other comprehensive (loss) income	(11)	(11,563)	450	(16,036)
Total comprehensive loss	$(9,321)	$(331,879)	$(53,178)	$(328,605)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	10,904,958	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	33,744	—	169			169
Issuance of Common Stock through settlement of restricted stock units	72,690	—				—
Shares of Common Stock withheld related to net share settlement	(24,318)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022	10,987,074	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
Net loss					(320,316)	(320,316)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	9,148	—	88			88
Issuance of Common Stock through settlement of restricted stock units	224,483	1				1
Shares of Common Stock withheld related to net share settlement	(5,778)	—	(108)			(108)
Issuance of Commitment Fee Shares	2,897	—	56			56
Stock-based compensation expense			43,650			43,650
Issuance of Redeemable Convertible Senior Preferred Stock, net of derivatives and issuance costs, and accrual of paid-in kind dividends						—
Foreign currency translation adjustment				(11,563)		(11,563)
Balance at June 30, 2022	11,217,824	$28	$1,565,956	$(8,498)	$(1,493,703)	$63,784
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2022	11,889,227	$30	$1,572,576	$(7,621)	$(1,539,875)	$25,110
Net loss					(44,318)	(44,318)
Issuance of Common Stock through Bird Canada Inc. acquisition transaction	728,175	2	3,694			3,696
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	50,097	—	205			205
Issuance of Common Stock through settlement of restricted stock units	97,682	—	—			—
Shares of Common Stock withheld related to net share settlement	(535)	—	(4)			(4)
Stock-based compensation expense			7,280			7,280
Foreign currency translation adjustment				461		461
Balance at March 31, 2023	12,764,646	$32	$1,583,751	$(7,160)	$(1,584,193)	$(7,570)
Net loss					$(9,310)	(9,310)
Issuance of Common Stock through Bird Canada Inc. acquisition transaction						—
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	28,793	—	45			45
Issuance of Common Stock through settlement of restricted stock units	88	—	—			—
Shares of Common Stock withheld related to net share settlement						—
Stock-based compensation expense			5,921			5,921
Foreign currency translation adjustment				$(11)		(11)
Balance at June 30, 2023	12,793,527	$32	$1,589,717	$(7,171)	$(1,593,503)	$(10,925)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,628)	$(312,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Mark-to-market adjustments of derivative liabilities and fair valued convertible notes	(1,998)	(134,936)
Impairment of assets	—	215,822
Impairment of product sales inventory	—	31,769
Depreciation and amortization	18,271	28,829
Non-cash vehicle expenses	1,799	7,160
Loss on disposal of vehicles	741	—
Stock-based compensation expense	13,201	92,354
Amortization of debt issuance costs and discounts	1,188	1,127
Bad debt (recovery) expense	(118)	4,898
Other	424	(779)
Changes in assets and liabilities:
Accounts receivable	1,612	(1,223)
Inventory	1,368	7,725
Prepaid expenses and other current assets	5,051	(13,332)
Other assets	416	266
Accounts payable	974	11,642
Deferred revenue	(6,535)	6,106
Accrued expenses and other current liabilities	(3,071)	9,703
Other liabilities	(3,207)	(1,703)
Net cash used in operating activities	(23,512)	(47,141)
Cash flows from investing activities
Proceeds from sale of vehicles	199	—
Purchases of property and equipment	(168)	(430)
Purchases of vehicles	(3,150)	(82,883)
Net cash used in investing activities	(3,119)	(83,313)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	—	95,365
Proceeds from issuance of convertible debt, net of issuance costs	8,619	—
Proceeds for the issuance of common stock	250	258
Payments for taxes related to net share settlement	(4)	(2,011)
Payment for settlement of debt	(10,225)	(21,452)
Proceeds from issuance of convertible debt from Bird Canada acquisition	994	—
Net cash (used in) provided by financing activities	(366)	72,160
Effect of exchange rate changes on cash	(304)	3,498
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(27,301)	(54,796)
Cash and cash equivalents and restricted cash and cash equivalents
Beginning of period	39,045	159,901
End of period	$11,744	$105,105
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	6,806	57,140
Restricted cash and cash equivalents	4,938	47,965
Total cash and cash equivalents and restricted cash and cash equivalents	$11,744	$105,105
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
Effective May 18, 2023, the Board approved the reverse split at a ratio of one-for-twenty-five and the Company filed the Certificate of Amendment with the Security of State of the State of Delaware to effect the reverse stock split.
As a result of the reverse stock split, every twenty-five (25) shares of the Class A Common Stock were automatically reclassified and converted into one issued and outstanding share of Class A Common Stock, without any change in par value per share, and every twenty-five (25) shares of the Class X Common Stock were automatically reclassified and converted into one issued and outstanding share of Class X Common Stock, without any change in par value per share. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The Company’s public warrants were not included as part of the reverse stock split, however, the shares for which the public warrants are exercisable, and their exercise price, were adjusted by a corresponding ratio to the reverse stock split. Any fractional shares issued upon exercise of the public warrants were rounded down. Accordingly, all common share and per share data are retrospectively restated to give effect of the reverse stock split for all periods presented herein.
Effective as of January 3, 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of Share Consideration Notes, 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Bird Canada operations were included in the condensed consolidated financial statements for the quarter.

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

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the Company's condensed consolidated financial statements. In particular, the presentation of revenues in the condensed consolidated statements of operations has been revised to identify three distinct revenue streams (revenues from sharing, revenues from platform partner services and revenues from product sales) and their related costs on the face of the statement. Revenues from sharing and from platform partner services were combined into a single revenue stream in the Company’s previous financial statements.

Going Concern
The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $1,593.5 million as of June 30, 2023. For the three and six months ended June 30, 2023, the Company used approximately $1.8 million and $23.5 million of cash in operations, respectively. The Company’s ability to fund working capital, make capital expenditures, and service its debt will depend on its ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to the Company on satisfactory terms, or at all. As of June 30, 2023, the Company had $6.8 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within the next twelve months from the date of issuance of these condensed consolidated financial statements. If the Company is unable to raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully and may need to scale back or discontinue certain or all of its operations in order to reduce costs or seek bankruptcy protection, which would harm its business, financial condition, and results of operations. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the condensed consolidated financial statements for the three and six months ended June 30, 2023 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.
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
During the three and six months ended June 30, 2023, the Company concluded that there were no indicators of impairment and, therefore, no impairment was recorded.
Recently Adopted Accounting Pronouncements and Issued Accounting Standards Not Yet Adopted
The Company adopted ASU 2016-02 - Leases (Topic 842) on January 1, 2022, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2022. The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Variable lease payments were not material for the three and six months ended June 30, 2023. The Company did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use (“ROU”) assets. See the “Recently Adopted Accounting Pronouncements” section under the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for additional information.
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
NGP Switchback II, LLC and certain officers and directors of Switchback entered into an amendment to the letter agreement, dated January 7, 2021, pursuant to which, among other things, the parties agreed, effective upon the consummation of the Business Combination, to subject to potential forfeiture (on a pro rata basis) an aggregate of 0.8 million shares of Class A Common Stock held by them (the “Switchback Founder Earn Back Shares”), which will cease to be subject to potential forfeiture based upon events tied to the average reported last sale price of one share of our Class A Common Stock quoted on the NYSE for any ten trading days within any 20 consecutive trading day period within the Earnout Period.
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
Debt Valued at Fair Value
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 139 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $7.1942 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 29 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares.
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Therefore, the total assumed long-term debt valued at fair value at the time of the acquisition was revalued at June 30, 2023 to reflect the period end fair value.
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
The Company’s derivative liabilities are remeasured at fair value through Other income, net at each reporting period. Such fair value measurements are predominantly based on Level 3 inputs, with the exception of the Public Warrants, which are based on Level 1 inputs. An increase or decrease in any of the observable inputs in isolation, such as the share price quoted on the NYSE, could result in a material increase or decrease in our estimate of fair value. Other unobservable inputs are less sensitive to the valuation in the respective reporting periods, as a result of the primary weighting on the share price and other observable inputs. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on our estimate of fair value.

The following tables detail the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Notes(1)	$—	$—	$58,883	$58,883
Earnout Shares	—	—	264	264
Switchback Founder Earn Back Shares	—	—	24	24
Warrants	511	—	40	551
Total liabilities measured at fair value	$511	$—	$59,211	$59,722
(1) See Note 8 — Notes Payable for additional information. Mark-to-market adjustments of the Notes were gains of $5.7 million and $0.9 million for the three and six months ended June 30, 2023 (2022 - $nil).

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
(2) Amounts associated with the issuance and mark-to-market adjustments of derivative liabilities are reflected in Other income, net and totaled $2.4 million and $26.3 million of other income for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $134.9 million of other income for the six months ended June 30, 2023 and 2022, respectively.
Note 3 – Acquisitions
Effective as of January 3, 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of Share Consideration Notes and 728,175 shares of the Company's Class A Common Stock.
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
The following table sets forth the components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition:

	Estimated Useful Life	January 3, 2023
Trade names/trademarks	3 years	$325
Customer relationships	2 years	113
Vendor permits	3 years	258
Total intangible assets		$696
Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Funding receivable	$—	$6,000
Insurance receivable	—	4,000
Prepaid insurance	1,385	2,348
Prepaid expenses	1,693	3,667
Product sales inventory deposits, net	2,449	1,387
Current deferred financing costs	2,466	2,706
Indirect taxes receivable	2,085	1,749
Other current assets	1,740	758
Total prepaid expenses and other current assets	$11,818	$22,615

Note 5 –Vehicles, net
The Company’s vehicles balance consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Vehicles in use	$108,899	$134,202
Vehicles not yet in use	28,155	31,900
Spare parts	26,699	28,476
Less: Accumulated depreciation (1)	(78,060)	(94,490)
Vehicles, net	$85,693	$100,088
(1)Includes $54.3 million of impairment of vehicles and spare parts, net of assets no longer in service and consumption of spare parts of $7.8 million for the year ended December 31, 2022. There were no such impairments recorded during the six months ended June 30, 2023.
Depreciation on Sharing vehicles was $7.7 million and $18.4 million for the three months ended June 30, 2023 and 2022, respectively, and $17.5 million and $27.4 million for the six months ended June 30, 2023 and 2022, respectively.
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
During the six months ended June 30, 2023, in relation to the Bird Canada acquisition, the Company recognized $30.1 million of goodwill. The Company’s goodwill balance as of June 30, 2023 and December 31, 2022 was $30.1 million and $nil, respectively.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.
Note 7 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was 0.0% and 0.1% for the three and six months ended June 30, 2023 and 0.0% for the three and six months ended June 30, 2022, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against our U.S. deferred tax assets and majority of foreign deferred tax assets. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.

Note 8 – Notes Payable
This table summarizes the Company’s note payable balances (in thousands) at June 30, 2023.

	June 30, 2023	December 31, 2022
Apollo Vehicle Financing Facility	$38,119	$44,105
Convertible Senior Secured Notes	58,883	30,100
Promissory Note Payable	—	4,200
Total Notes Payable	$97,002	$78,405

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
The borrowing limit was $150.0 million of which $5.0 million remains available to borrow at June 30, 2023. The Company drew down $nil  and repaid $6.0 million during the six months ended June 30, 2023. The outstanding principal balance under the Vehicle Financing Facility as of June 30, 2023 was $38.1 million. The following is the repayment schedule (in thousands) over the remaining term:

	2023 (six months remaining)	2024	Total
Payment amounts	$11,514	$26,605	$38,119
The outstanding Vehicle Financing Facility balances bear interest at the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis.
The maturity date of the Vehicle Financing Facility is January 13, 2025 (“Final Maturity Date”). On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a preset monthly amortization schedule.
Interest Expense
Interest expense related to the Apollo Vehicle Financing Facility was $1.9 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively.

Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 139 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $7.1942 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 29 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares. As of June 30, 2023, no Notes were converted into shares of Class A Common Stock.

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
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at June 30, 2023 end to reflect the period end fair value.
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
The outstanding principal balance of the Notes as of June 30, 2023 was $58.9 million and the full fair value adjustment to the Notes, including interest, is recorded in Other (expense) income, net.
Note 9 – Common Stock
Common Stock
As of June 30, 2023, the Company has the authority to issue 40,000,000 shares of Class A Common Stock, 400,000 shares of Class B Common Stock, and 2,000,000 shares of Class X Common Stock. As of June 30, 2023, the Company had 11,412,129 and 1,381,398 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of June 30, 2023, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that has not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through June 30, 2023.
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
Standby Equity Purchase Agreement
In May 2022, the Company entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”).
As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued to Yorkville 8,000 shares of Class A Common Stock (the “Commitment Fee Shares”) in three equal installments within six months of execution of the Purchase Agreement.
In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan was evidenced by a promissory note (the “Promissory Note”), which would mature on December 15, 2022. The Promissory Note accrued interest at a rate of 0%, but was issued with 4.76% original issue discount, and would be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. On December 19, 2022, the Company entered into an extension agreement with Yorkville (the “Extension Agreement”) pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 99,389 shares of its Class A Common Stock. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of June 30, 2023.
Note 10 – Stock-Based Compensation Expense

The Company granted the following equity instruments during the three and six months ended June 30, 2023 and 2022, respectively (in thousands of units):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options Granted	—	—	187	—
RSUs Granted	88	514	969	698

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$5,886	$38,433	$12,056	$83,111
Sales and marketing	62	625	216	1,466
Research and development	(27)	4,592	929	7,777
Total	$5,921	$43,650	$13,201	$92,354
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
The following table presents the calculation of basic loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(9,310)	$(320,316)	$(53,628)	$(312,569)
Basic weighted-average shares outstanding	12,779	11,031	12,715	10,988
Loss per share - Basic	$(0.73)	$(29.04)	$(4.22)	$(28.45)

The following outstanding securities were excluded from the computation of loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2023	2022
Convertible Senior Secured Notes	8,799	—
Stock options	467	447
Time-based vesting RSUs	995	1,198
Market-based vesting RSUs	266	1,163
Warrants to purchase Class A Common Stock	517	517
Contingently issuable shares	79	79
Total	11,124	3,405
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 12 – Commitments and Contingencies
Operating Leases
As of June 30, 2023, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world.
The following table reconciles the undiscounted cash flows for future maturities of the Company's operating lease liabilities to the consolidated balance sheets (in thousands):

June 30, 2023
2023	$1,479
2024	1,168
2025	732
2026	555
2027	222
Thereafter	76
Total lease payments	4,232
Less: interest expense	(497)
Present value of lease liabilities	$3,735
Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2026. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. The Company did not enter into any material new purchase commitments during the six months ending June 30, 2023.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility and Convertible Senior Secured Notes. As of June 30, 2023, the Company has future minimum payments of $19.5 million due in the next 12 months and $18.6 million due thereafter. See Note 8 — Notes Payable for further discussion.

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

Note 13 – Segment Information

The Company determines its operating segments based on how the chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. Given management changes that occurred in the quarter, the Company reevaluated the operating segments and determined that the operating segments align with each offering of the Company’s business model (Sharing, Platform Services and Retail Sales) in each country where such services are offered. The Company aggregated operating segments into operating regions, where appropriate, and determined that Reportable Segments align with the product offerings of Sharing, Platform Services and Retail Sales. The Company changed its reportable segments effective January 1, 2023 and has retroactively reflected the change for the comparative periods included herein.

Reportable Segment	Description
Sharing	Business activities where we own vehicles and interact directly with customers, offering rides on our vehicles for individual trips through our proprietary software platform.
Platform	Arrangements where an independent operator contracts with us to acquire vehicles, generally through a sale, and we then grant the operator a license to use our software platform for a fee. Revenues and costs in this segment relate to both sale of products and services.
Retail Sales	Vehicle sale activity through retail channels.
The Company’s segment operating performance measure is gross profit (loss). Gross profit (loss) is defined as revenues less cost of revenues.

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross profit (loss) to loss before income taxes (in thousands):

	Three Months Ended June 30,
	2023				2022
	Sharing Business	Platform Business	Retail Business	Total Segments	Sharing Business	Platform Business	Retail Business	Total Segments
Americas	$35,373	$517	$464	$36,354	$43,601	3,678	1,625	$48,904
EMEA	11,184	317	272	11,773	16,961	780	59	17,800
Rest of the World	207	—	—	207	61	—	—	61
Total revenues	46,764	834	736	48,334	60,623	4,458	1,684	66,765
Cost of revenues:
Americas	13,986	232	429	14,647	24,360	3,079	3,065	30,505
EMEA	6,295	159	117	6,571	9,159	39	80	9,278
Rest of the World	83	—	—	83	31	—	—	31
Cost of revenue, exclusive of depreciation	20,364	391	546	21,301	33,551	3,118	3,145	39,814
Americas	6,121	—	—	6,121	9,117	—	—	9,117
EMEA	1,531	—	—	1,531	9,290	—	—	9,290
Rest of the World	32	—	—	32	17	—	—	17
Depreciation on sharing vehicles	7,683	—	—	7,683	18,424	—	—	18,424
Impairment of Product Sales Inventory (Retail)	—	—	—	—	—	—	31,769	31,769
Total cost of revenues	28,047	391	546	28,984	51,975	3,118	34,914	90,007
Total gross profit (loss)	$18,717	$443	$190	$19,350	$8,648	$1,340	$(33,230)	$(23,242)
Reconciling items:
Total operating expenses				36,083				317,898
Loss from operations				(16,733)				(341,140)
Interest income				105				8
Interest expense				(1,905)				(2,618)
Other income, net				8,267				23,518
Loss before income taxes				$(10,266)				$(320,232)

	Six Months Ended June 30,
	2023				2022
	Sharing Business	Platform Business	Retail Business	Total Segments	Sharing Business	Platform Business	Retail Business	Total Segments
Americas	$56,676	$1,172	$629	$58,478	$65,431	6,081	4,014	$75,526
EMEA	18,296	464	324	19,084	25,233	1,133	80	26,446
Rest of the World	309	—	—	309	167	—	—	167
Total revenues	$75,281	$1,636	$954	$77,871	$90,830	$7,214	$4,095	$102,139
Cost of revenues:
Americas	22,797	482	640	23,919	37,847	5,266	5,365	48,477
EMEA	11,486	248	103	11,837	16,684	85	111	16,880
Rest of the World	162	—	—	162	72	—	—	72
Cost of revenue, exclusive of depreciation	34,444	731	743	35,918	54,603	5,350	5,476	65,429
Americas	13,389	—	—	13,389	13,821	—	—	13,821
EMEA	4,082	—	—	4,082	13,503	—	—	13,503
Rest of the World	48	—	—	48	40	—	—	40
Depreciation on sharing vehicles	17,518	—	—	17,518	27,364	—	—	27,364
Impairment of Product Sales Inventory (Retail)	—	—	—	—	—	—	31,769	31,769
Total cost of revenues	51,962	731	743	53,436	81,967	5,350	37,245	124,562
Total gross profit (loss)	$23,319	$905	$211	$24,435	$8,863	$1,864	$(33,150)	$(22,423)
Reconciling items:
Total operating expenses				76,637				418,112
Loss from operations				(52,202)				(440,535)
Interest income				112				81
Interest expense				(3,874)				(4,092)
Other income, net				2,288				132,098
Loss before income taxes				$(53,676)				$(312,448)
Geographic Information
In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue by country
USA	$33,392	$48,092	$55,499	$74,683
All other countries	14,942	18,673	22,373	27,456
Total	$48,334	$66,765	$77,871	$102,139
No other country in the rest of the world exceeds 10% of Revenue.

(in thousands)	June 30, 2023	December 31, 2022
Long-lived assets by country
USA	$110,101	$122,484
Canada	34,142	—
All other countries	20,631	27,749
Total	$164,874	$150,233
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

	June 30, 2023	December 31, 2022
Noncash investing activities:
Acquisition of Bird Canada
Working capital excluding cash & cash equivalents	$(1,852)	$—
Long-lived assets	31,677	—

Noncash financing activities:
Issuance of convertible notes as part of acquisition	$25,983	$6,000
Issuance of common shares as part of acquisition	3,696	—

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
The Business Combination

On December 30, 2022 (the “Closing Date”) and effective as of January 3, 2023 (the “Acquisition Closing Date”), Bird Global, Inc. (the “Company”) entered into a share purchase agreement (the “Share Purchase Agreement”) with 1393631 B.C. Unlimited Liability Company, a British Columbia ULC and indirect wholly owned subsidiary of the Company (the “Purchaser”), Bird Canada Inc. (“Bird Canada”), and certain sellers party thereto (the “BC Sellers”). Pursuant to the Share Purchase Agreement, among other things, the Purchaser acquired from the BC Sellers 100% of the issued and outstanding shares of Bird Canada in exchange for the issuance by the Company to the BC Sellers of an aggregate principal amount of $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Notes”), 728,175 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and a nominal amount of cash consideration (the “Acquisition”).

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
Results of Operations
Loss from operations and Net loss
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table presents the Company’s loss from operations, net loss, and the associated per share amounts for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2023	2022
Loss from operations	$(16,733)	$(341,140)
Net loss	$(9,310)	$(320,316)
Loss per share - Basic	$(0.73)	$(29.04)
Loss per share - Diluted	$(0.73)	$(29.04)

In the three months ended June 30, 2023, we recorded a loss from operations of $16.7 million, an improvement of $324.4 million, or 95%, as compared to the same period last year. Our focus on reducing operating costs and operational efficiencies led to reductions in Cost of Revenues and Operating expenses. We recorded a net loss for the three months ended June 30, 2023 of $9.3 million, as compared to net loss of $320.3 million in the same period last year. The significant reduction in our loss from operations arose from several different areas, most notably the absence of impairment charges that were recognized in the prior year’s second quarter, specifically $31.8 million of impairment charges against our product sales inventory and $215.8 million of impairment charges relating to vehicles and other assets. The reduction was further impacted by a decrease in stock based compensation of $37.8 million. The reduction was partially offset by a decrease in Other Income of $15.3 million to $8.3 million in the three months ended June 30, 2023, compared to $23.5 million in the same period last year, as a result of mark-to-market adjustments on fair-valued liabilities in the prior year.
Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table presents the Company’s loss from operations, net loss, and the associated per share amounts for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Loss from operations	$(52,202)	$(440,535)
Net loss	$(53,628)	$(312,569)
Loss per share - Basic	$(4.22)	$(28.45)
Loss per share - Diluted	$(4.22)	$(28.45)
In the six months ended June 30, 2023, we recorded a loss from operations of $52.2 million, an improvement of $388.3 million, or 88%, as compared to the same period last year. Our focus on reducing operating costs and operational efficiencies led to reductions in Cost of Revenues and Operating expenses at a greater proportion than the decrease in revenues. The significant reduction in our loss from operations arose from several different areas, most notably the absence of impairment charges that were booked in the prior year’s second quarter, specifically $31.8 million of impairment charges against our product sales inventory and impairment charges of $215.8 million relating to vehicles and other assets. The reduction was further impacted by a decrease in stock based compensation of $79.2 million. These were partially offset by a reduction of $129.8 million in Other Income generated by decreased fair value adjustments to our fair-valued liabilities.
We evaluate our sharing and platform partner services business operations based on certain key operating metrics. The following are definitions of these key operating metrics, followed by key operating metrics numbers.
Rides: Rides is a key indicator of the usage and scale of our Sharing business. We calculate Rides as the total number of paid and unpaid trips completed by customers of our Sharing business. Rides have decreased in the first half of 2023 as we have scaled our operations and exited certain jurisdictions. Rides are seasonal to a certain degree. We typically experience higher levels of activity in the second and third quarters as a result of improved weather conditions in the Northern Hemisphere and lower levels of activity in the first and fourth quarters as weather conditions worsen.

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
Sharing Business
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table presents information about the number of rides from the Sharing Business reportable segment and the associated gross profit for the three months ended June 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Rides	8,100,877	13,244,378	$(5,143,501)	(39)%
Average Rides per Deployed Vehicle per Day (x)	1.17	1.43	$(0.26)	(18)%

Revenues from sharing	$46,764	$60,623	$(13,859)	(23)%
Cost of sharing, exclusive of depreciation	20,364	33,551	(13,187)	(39)%
Depreciation on sharing vehicles	7,683	18,424	(10,741)	(58)%
Total Cost of Sharing	28,047	51,975	(23,928)	(46)%
Sharing gross profit	$18,717	$8,648	$10,069	116%

The decrease in rides of $5.1 million during the three month period ended June 30, 2023, compared to the same period last year, is due to numerous factors, including the exit from jurisdictions we operated in that were high volume but low profitability during 2022, an increase in inclement weather experienced in the quarter, which is defined as weather during riding hours that contains precipitation, and availability of deployed vehicles in productive locations. RpD decreased by 0.26 in the second quarter of 2023 as compared to the second quarter of 2022. We continue to focus on a number of initiatives to ensure that our fleet of vehicles are being optimized, which includes increasing efforts to reduce repair turnaround time, and optimize placement of the vehicles to increase rider share.

Commensurate with the decrease in rides, this quarter’s Sharing Revenue decreased by $13.9 million, or 23%, for the three months ended June 30, 2023, compared to the same period last year. Included in Sharing Revenue is breakage revenue of $8.3 million for aged wallet balances, the likelihood of use of which has been considered remote.

The Cost of Sharing Revenue, exclusive of Depreciation increased to $13.2 million, or 39%, primarily due to a reduction in fleet manager payments resulting from decreased rides in the quarter and a change in the effective fleet manager payment rate which was affected by the closure of several jurisdictions in which we paid higher payments. Transaction fees, which are primarily driven by customer wallet top-ups and rides, also decreased as compared to the prior year quarter due to the reduced rides.
Depreciation on Sharing vehicles decreased by $10.7 million, or 58%, for the three months ended June 30, 2023, compared to the same period last year. The decrease was primarily driven by the decrease in Vehicles, net due to impairments recorded in 2022.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table presents information about the number of rides from the Sharing Business reportable segment and the associated gross profit for the six months ended June 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Rides	12,814,464	20,002,559	$(7,188,095)	(36)%
Average Rides per Deployed Vehicle per Day (x)	1.02	1.26	$(0.24)	(19)%

Revenues from sharing	$75,281	$90,830	$(15,549)	(17)%
Cost of sharing, exclusive of depreciation	34,444	54,603	(20,159)	(37)%
Depreciation on sharing vehicles	17,518	27,364	(9,846)	(36)%
Total Cost of Sharing	51,962	81,967	(30,005)	(37)%
Sharing gross profit	$23,319	$8,863	$14,456	163%

In the first half of 2023, our overall ride volume decreased by $7.2 million rides compared to the same period last year due to numerous factors, including the exit from jurisdictions we operated in that were high volume but low profitability during 2022, an increase in inclement weather experienced in the quarter, which is defined as weather during riding hours that contains precipitation, and availability of deployed vehicles in productive locations. RpD decreased by $0.24 in the first half of 2023 as compared to the first half of 2022. We continue to focus on a number of initiatives to ensure that our fleet of vehicles are being optimized, which includes increasing efforts to reduce repair turnaround time, and optimize placement of the vehicles to increase rider share.

Commensurate with the decrease in rides, this year’s sharing revenue decreased by $15.5, or 17%, for the six months ended June 30, 2023, compared to the same period last year. Included in Sharing Revenue is breakage revenue of $13.2 million for aged wallet balances, the likelihood of use of which has been considered remote.

The improvement in our Cost of Sharing Revenue, exclusive of Depreciation of $20.2 million, or 37% was primarily due to a reduction in fleet manager payments due to decreased rides in the quarter as well as a change in the effective fleet manager payment rate due to the closure of several jurisdictions in which we paid higher payments. Transaction fees, which are primarily driven by customer wallet top-ups and rides, also decreased as compared to the prior year due to the reduced rides.
Depreciation on Sharing vehicles increased by $9.8 million, or 36%, for the six months ended June 30, 2023, compared to the same period last year. The decrease was primarily driven by the decrease in Vehicles, net due to impairments recorded in 2022.

Platform Business
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table presents information about the number of rides from the Platform Business reportable segment and the associated gross profit for the three months ended June 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Rides	707,720	1,267,640	(559,920)	(44)%
Average Rides per Deployed Vehicle per Day (x)	1.16	1.74	(0.58)	(33)%

Revenues from platform business	$834	$4,458	$(3,624)	(81)%
Cost of platform revenue	391	3,118	(2,727)	(87)%
Platform gross profit	$443	$1,340	$(897)	(67)%

The Platform business earns revenues through the sale of vehicles to its platform partners, as well as through per-ride service and license fees for use of our proprietary software platform and tools. Rides in the platform segment decreased as compared to the prior quarter. Prior to its acquisition on January 3, 2023, Bird Canada was classified as a Platform partner and its results were included in this segment in 2022. The rides accruing to Bird Canada after January 3, 2023 are now included in the results of our Sharing segment. The Company did not have any sales of vehicles to Platform partners in the quarter but anticipates future vehicle sales to Platform partners, though the timing and volume of such purchases is not guaranteed.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table presents information about the number of rides from the Platform Business reportable segment and the associated gross profit for the six months ended June 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Rides	1,176,523	1,828,682	(652,159)	(36)%
Average Rides per Deployed Vehicle per Day (x)	1.14	1.54	(0.40)	(26)%

Revenues from platform business	$1,636	$7,214	$(5,578)	(77)%
Cost of platform revenue	731	5,350	(4,619)	(86)%
Platform gross profit	$905	$1,864	$(959)	(51)%
The Platform business earns revenues through the sale of vehicles to its platform partners, as well as through per-ride service and license fees for use of our proprietary software platform and tools. Rides in the platform segment decreased as compared to the prior year. Prior to its acquisition on January 3, 2023, Bird Canada was classified as a Platform partner and its results were included in this segment in 2022. The rides accruing to Bird Canada after January 3, 2023 are now included in the results of our Sharing segment. In the prior year, Bird Canada also made significant vehicle purchases to update its fleet, which were included in Platform revenues, which will not recur as Bird Canada is now a subsidiary of Bird and new vehicle additions would be considered capital investments. Certain other vehicle purchases from the first half of 2022 have not recurred in the six months ended June 30, 2023. The Company anticipates future vehicle sales to Platform partners, though the timing and volume of such purchases is not guaranteed.

Retail Sales
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table presents information about the Retail Sales reportable segment and the associated revenue and gross profit (loss) for the three months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenues from retail sales	$736	$1,684	$(948)	(56)%
Cost of vehicle sales	546	3,145	(2,599)	(83)%
Impairment of Product Sales Inventory (Retail)	—	31,769	(31,769)	(100)%
Retail sales gross profit (loss)	$190	$(33,230)	$33,420	101%
Retail Sales revenue decreased by $0.9 million, or 56%, for the three months ended June 30, 2023, compared to the same quarter last year. The decrease was primarily driven by the decision in 2022 to exit the retail arm of our business, as we are no longer actively marketing our vehicles in the retail marketplace. As a result, we recognized an impairment charge on our product sales inventory of $31.8 million in the second quarter of 2022. We do not expect significant margins on these sales going forward.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table presents information about the Retail Sales reportable segment and the associated revenue and gross profit (loss) for the six months ended June 30, 2023 and 2022, in thousands:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenues from retail sales	$954	$4,095	$(3,141)	(77)%
Cost of vehicle sales	743	5,476	(4,733)	(86)%
Impairment of Product Sales Inventory (Retail)	—	31,769	(31,769)	(100)%
Retail sales gross profit (loss)	$211	$(33,150)	$33,361	101%
Retail sales revenue decreased by $3.1 million, or 77%, for the six months ended June 30, 2023, compared to prior year. The decrease was primarily driven by the decision in 2022 to exit the retail arm of our business, as we are no longer actively marketing our vehicles in the retail marketplace. As a result, we recognized an impairment charge on our product sales inventory of $31.8 million in the second quarter of 2022. Current sales of our e-bikes and scooters are only to clear existing inventory balances, and we do not expect significant margins on these sales as an impairment of the inventory value was booked in 2022 to lower cost to its net realizable value.
Cost of Retail Sales Revenue decreased for the three and six months ended June 30, 2023, compared to the same period last year due to the decreased sales.

Operating Expenses
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
The following table presents information on the Company’s general and administrative, selling and marketing, and research and development expenses for the three months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,
	2023
	G&A	S&M	R&D	Loss on Disposal	Total
People costs	$11,920	$937	$2,408	$—	$15,265
Stock-based compensation	5,886	62	(27)	—	5,921
Logistics and facilities	4,458	2	276	—	4,736
Other operating expenses	7,342	5	989	—	8,336
Depreciation & amortization	308	1	59	—	368
Restructuring/severance	510	—	29	—	539
Advertising & marketing	—	177	—	—	177
Loss on Disposal of Fixed Assets	—	—	—	741	741
Total operating expenses	$30,424	$1,184	$3,734	$741	$36,083

	Three Months Ended June 30,
	2022
	G&A	S&M	R&D	Impairment	Total
People costs	$18,751	$3,239	$4,883	$—	$26,873
Stock-based compensation	38,433	624	4,593	—	43,650
Logistics and facilities	8,021	45	347	—	8,413
Other operating expenses	17,312	18	2,270	—	19,600
Depreciation & amortization	744	6	91	—	841
Restructuring/severance	1,132	345	140	—	1,617
Advertising & marketing	—	1,082	—	—	1,082
Impairment of assets	—	—	—	215,822	215,822
Total operating expenses	$84,393	$5,359	$12,324	$215,822	$317,898
General and Administrative Expenses
General and administrative expenses decreased by $54.0 million, or 64%, for the three months ended June 30, 2023, compared to the same period last year. We have focused on reducing cost throughout the business, and as a result, we have experienced a savings of $6.8 million in People Costs as compared to the same period in the prior year through reductions in force that occurred in the second half of 2022. In July of 2023, we announced a reduction in force initiative focused on ensuring that our people costs in the North American region are aligned with the size of our operations.
Other operating expenses also decreased by $10.0 million as we look to optimize our third party spend in professional fees and technology costs. We expect to continue our focus on optimizing our cost structures over the remainder of the year, though we expect certain professional fees to remain at elevated levels due to the matters discussed in Note 12 of the Condensed Consolidated Financial Statements presented earlier in this 10-Q.
As we exited regions and focused on efficiencies, our Logistics and Facilities expenses also decreased by $3.6 million. Severance in the second quarter of 2023 decreased as compared to the same period in the prior year. Stock-based compensation expense also declined significantly as compared to the same period in the prior year due to certain one-year vesting awards completed vesting in the fourth quarter of 2022, and the general impact of a decrease in our stock price on the fair value of new awards.
Selling and Marketing Expenses
Selling and marketing expenses decreased by $4.2 million for the three months ended June 30, 2023, compared to the same period last year due to our decision to focus our attention and funds on optimal placement of vehicles instead of on third party advertising initiatives.
Research and Development Expenses
Research and development expenses decreased by $8.6 million, or 70% for the three months ended June 30, 2023, as compared to the same period last year, due to the reduction in personnel during the year.
Impairment of assets
Impairment of assets was $215.8 million for the three months ended June 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits. No such impairments recorded for the for the three months ended June 30, 2023.
Interest Income
Interest income was not material for the current and comparative periods.

Interest Expense
Interest expense decreased by $0.7 million, or 27%, for the three months ended June 30, 2023, compared to the same period last year, primarily attributable to a decrease in the outstanding debt balances on the Apollo Credit Agreement. Since the Company elected to record the senior convertible notes payable at fair value, interest expense on the notes is embedded in the fair value adjustment and recorded in Other Income, net instead.
Other Income, Net
Other income, net was $8.3 million for the three months ended June 30, 2023, as compared to $23.5 million in the same period last year, reflecting a decrease of $15.3 million, or 65% in the current year period. A majority of the total decrease is attributable to the impact of the MTM adjustments of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing and $5.7 million is attributable to the MTM adjustment of senior secured convertible notes measured at fair value.
(Benefit from) Provision for Income Taxes
Provision for income taxes decreased by $1.0 million for the three months ended June 30, 2023 compared to the same period last year, based on the calculation of taxable income between jurisdictions that are covered by valuation allowances for accounting purposes and those that are not.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
The following table presents information on the Company’s general and administrative, selling and marketing, and research and development expenses for the six months ended June 30, 2023 and 2022, in thousands:

	Six Months Ended June 30,
	2023
	G&A	S&M	R&D	Loss on Disposal	Total
People costs	$25,709	$2,261	$5,281	$—	$33,251
Stock-based compensation	12,056	216	929	—	13,201
Logistics and facilities	9,228	2	516	—	9,746
Other operating expenses	12,669	14	3,393	—	16,076
Depreciation & amortization	629	2	127	—	758
Restructuring/severance	1,773	279	467	—	2,519
Advertising & marketing	—	345	—	—	345
Loss on Disposal of Fixed Assets	—	—	—	741	741
Total operating expenses	$62,064	$3,119	$10,713	$741	$76,637

	Six Months Ended June 30,
	2022
	G&A	S&M	R&D	Impairment	Total
People costs	$36,499	$6,092	$9,397	$—	$51,988
Stock-based compensation	83,111	1,466	7,777	—	92,354
Logistics and facilities	16,047	53	715	—	16,815
Other operating expenses	30,868	36	4,555	—	35,459
Depreciation & amortization	1,246	13	186	—	1,445
Restructuring/severance	1,272	345	207	—	1,824
Advertising & marketing	—	2,405	—	—	2,405
Impairment of assets	—	—	—	215,822	215,822
Total operating expenses	$169,043	$10,410	$22,837	$215,822	$418,112
General and Administrative Expenses
General and administrative expenses decreased by $107.0, or 63%, for the six months ended June 30, 2023, compared to the same period last year. We have focused on reducing cost throughout the business, and as a result, we have experienced a savings of $10.8 million in People Costs as compared to the same period in the prior year through reductions in force that occurred in the second half of 2022. In July of 2023, we announced a reduction in force initiative focused on ensuring that our people costs in the North American region are aligned with the size of our operations.
Other operating expenses also decreased by $18.2 million as we began the journey to optimize our third party spend in professional fees and technology costs. We expect to continue our focus on optimizing our cost structures over the remainder of the year, though we expect certain professional fees to remain at elevated levels due to the matters discussed in Note 12 of the Condensed Consolidated Financial Statements presented earlier in this 10-Q.
As we exited regions and focused on efficiencies, our Logistics and Facilities expenses also decreased by $6.8 million. This quarter also experienced a large severance charge as compared to last year’s quarter as the downsizing initiatives that began in 2022 came to a conclusion early in the first quarter of 2023. Stock-based compensation expense declined significantly as compared to the prior year quarter due to certain one year vesting awards completing their vesting in the fourth quarter of 2022, and the general impact of a decrease in our stock price on the fair value of new awards.

Selling and Marketing Expenses
Selling and marketing expenses decreased by $7.3 for the six months ended June 30, 2023, compared to the same period last year due to our decision to focus our attention and funds on optimal placement of vehicles instead of on third party advertising initiatives.
Research and Development Expenses
Research and development expenses decreased by $12.1 million, or 53% for the six months ended June 30, 2023, in relation to the prior year’s quarter primarily due to the reduction in personnel during the year.
Loss on the disposal of asset
The Company recognized a $0.7 million loss on disposal for certain models of vehicles that reached the end of life due to damage, wear and tear earlier than expected, offset by proceeds obtained on their disposal during the three and six months ended June 30, 2023. No such loss was recorded in the prior year comparatives.
Impairment of assets
Impairment of assets was $215.8 million for the six months ended June 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits. No such impairments recorded for the for the six months ended June 30, 2023.
Interest Income
Interest income was not material for the current and comparative periods.
Interest Expense
Interest expense decreased by $0.2 million, or 5%, for the six months ended June 30, 2023, compared to the same period last year, primarily attributable to a decrease in the outstanding debt balance.
Other Income, Net
Other expense, net was $2.3 million for the six months ended June 30, 2023, as compared to other income, net of $132.1 million in the prior year quarter, reflecting a decrease of $129.8 million, or 98% in the current year. Of the total decrease, $133.9 million is attributable to the impact of the MTM adjustments of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing and $0.9 million is attributable to the MTM adjustment of senior secured convertible notes measured at fair value.
Provision for Income Taxes
Provision for income taxes decreased by $0.2 million for the six months ended June 30, 2023, compared to the same period last year, due to the anticipated split of taxable income between jurisdictions that are covered by valuation allowances for accounting purposes and those that are not.

Non-GAAP Financial Measures
We review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except as otherwise noted)
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$26.6	$28.4	$41.4	$39.0
% of Sharing Revenue	57%	47%	55%	43%
Ride Profit (after Vehicle Depreciation)	$18.9	$10.0	$24.0	$11.2
% of Sharing Revenue	40%	16%	32%	12%
Adjusted EBITDA	$(1.2)	$(28.9)	$(16.6)	$(68.4)
Adjusted Operating Expenses	$28.0	$56.0	$58.5	$106.0
Free Cash Flow	$(1.8)	$(24.2)	$(26.9)	$(130.4)
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross profit (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Gross profit (loss)	$19.4	$(23.2)	$24.4	$(22.4)
Vehicle depreciation	7.7	18.4	17.5	27.7
Vehicle count adjustments (1)	(0.2)	—	(0.1)	0.6
Product Sales division (2)	(0.3)	33.2	(0.4)	33.1
Ride Profit (before Vehicle Depreciation)	26.6	28.4	41.4	39.0
Vehicle depreciation	(7.7)	(18.4)	(17.5)	(27.7)
Ride Profit (after Vehicle Depreciation)	$18.9	$10.0	$23.9	$11.3
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Net loss	$(9.3)	$(320.3)	$(53.6)	$(312.6)
Interest income	(0.1)	—	(0.1)	(0.1)
Interest expense	1.9	2.6	3.9	4.1
(Benefit from) provision for income taxes	(1.0)	0.1	0.0	0.1
Depreciation and amortization	8.1	19.3	18.3	29.1
Vehicle count adjustments	(0.2)	—	(0.1)	0.6
Stock-based compensation expense	5.9	43.7	13.2	92.4
Other income, net	(8.3)	(23.5)	(2.3)	(132.1)
Legal settlements and reserves	0.5	0.1	0.8	1.0
Impairment of product sales inventory	—	31.8	—	31.8
Impairment of assets	—	215.8	—	215.8
Other non-recurring, non-cash, or non-core items (1)	1.3	1.5	3.3	1.5
Adjusted EBITDA	$(1.2)	$(28.9)	$(16.6)	$(68.4)
______________
(1)Consists primarily of $0.7 million loss on disposal of vehicles for the three and six months ended June 30, 2023 and $0.5 million and $2.5 million of restructuring costs for the three and six months ended June 30, 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Total operating expenses	$36.1	$317.9	$76.6	$418.1
Impairment of assets	—	(215.8)	—	(215.8)
Depreciation and amortization (1)	(0.4)	(0.8)	(0.8)	(1.4)
Stock-based compensation expense	(5.9)	(43.7)	(13.2)	(92.4)
Legal settlements and reserves	(0.5)	(0.1)	(0.8)	(1.0)
Other non-recurring, non-cash, and non-core items	(1.3)	(1.5)	(3.3)	(1.5)
Adjusted Operating Expenses	$28.0	$56.0	$58.5	$106.0
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Net cash used in operating activities	$(1.8)	$(4.5)	$(23.5)	$(47.1)
Capital Expenditures(1)	—	(19.7)	(3.4)	(83.3)
Free Cash Flow	$(1.8)	$(24.2)	$(26.9)	$(130.4)
______________
(1)Capital expenditures were primarily made up of purchases of vehicles, which were $nil and $19.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $82.9 million for the six months ended June 30, 2023 and 2022, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of June 30, 2023, we had unrestricted cash and cash equivalents totaling $6.8 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality.
Our cash generated from operations, similar to our sharing revenues, are seasonal and are reliant to a large degree on the weather in each region that we operate in. With large footprints in Europe and North America, we are, to a large extent, impacted by more severe winter months in the first quarter and late in the fourth quarter of each year. We expect that cash inflows from operations in the second and third quarter will increase markedly from those in the first quarter and our intention is to generate and hold sufficient cash reserves to operate through to the second quarter of next year.
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
We believe that there is doubt as to whether our cash and cash equivalents as of June 30, 2023 are sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. We have generally incurred recurring losses and negative cash flows since inception and have an accumulated deficit of $1.6 billion as of June 30, 2023. For the six months ended June 30, 2023, we used approximately $23.5 million of cash in operations, which is a significant improvement over the prior year’s comparative period use of cash of $47.1 million. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, our ability to continue to reduce and optimize operating costs and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to us on satisfactory terms, or at all. Accordingly, we plan to continue to closely monitor our operating forecast, reduce our operating expenses, and pursue additional sources of outside capital.
In July 2023, with the efforts to effectively manage the Company’s cost structure, we committed to a planned reduction in force in its North American operations. As a result, we expect to incur a restructuring charge of approximately $1.0 million related to restructuring/severance and other people-related costs in the third quarter of 2023, which will continue our progress towards reducing our operating expenses.
As of June 30, 2023, we had $6.8 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. If the Company is unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully and may need to scale back or discontinue certain or all operations in order to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations. As such, these factors raise substantial doubt about our ability to continue as a going concern.
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

Debt and Equity Financings
Apollo Vehicle Financing Facility
In April 2021, our wholly owned consolidated special purpose vehicle entity (the “SPV”) entered into a credit agreement (the “Apollo Credit Agreement”) with Apollo Investment Corporation, as a lender, and MidCap Financial Trust, as a lender and administrative agent, to allow the SPV to borrow up to $40.0 million (the “Vehicle Financing Facility”) with no right to re-borrow any portion of the Vehicle Financing Facility that is repaid or prepaid. The Vehicle Financing Facility includes a repayment mechanism tied directly to revenue generation by vehicles on lease by the SPV to Bird Rides under an intercompany leasing arrangement (the “Scooter Lease”). We intend to use the Vehicle Financing Facility to finance our future vehicle capital expenditures.
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
On December 19, 2022, the Company entered into an extension agreement with Yorkville (the "Extension Agreement") pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 0.1 million shares of Class A Common Stock.
During the year ended December 31, 2022, the Company sold 0.3 million shares of Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction under the Purchase Agreement, the Company also issued 8,000 Commitment Fee Shares during the year ended December 31, 2022. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of June 30, 2023 and we do not intend for this facility to provide liquidity in the future.

Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027 (together with the Share Consideration Notes, the “Notes”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 139 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $7.1942 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 29 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares.
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
In January 2023, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with Bird Canada, Inc. (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Share Consideration Notes”), 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at June 30, 2023 end to reflect the period end fair value.
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

ATM Offering

On June 23, 2023, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Canaccord Genuity LLC (the “Sales Agent”). Pursuant to the terms of the ATM Agreement, we may offer and sell shares of Class A common stock having an aggregate gross sales price of up to $25,000,000 (the “ATM Shares”) from time to time through the Sales Agent. However, due to offering limitations applicable to us under SEC rules and our public float as of the date of the final prospectus supplement filed in connection with the offering, and in accordance with the terms of the ATM Agreement, we may offer ATM Shares having an aggregate gross sales price of up to $13,450,000. If our public float increases such that we may sell additional ATM Shares under the ATM Agreement and related registration statement, we will file another prospectus supplement prior to making additional sales.

Sales of the ATM Shares, if any, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act. The Sales Agent is not required to sell any specific number or dollar amount of ATM Shares, but will act as sales agent using commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws and regulations. We will pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of ATM Shares made by the Sales Agent pursuant to the ATM Agreement. We intend to use any net proceeds from the sale of the ATM Shares for general corporate purposes.

The offering of ATM Shares pursuant to the ATM Agreement will terminate upon the earliest of (i) the sale of all ATM Shares subject to the ATM Agreement, and (ii) the termination of the ATM Agreement pursuant to its terms.

The ATM Shares are issued pursuant to our shelf registration statement on Form S-3 (File No. 333- 272912) filed on June 23, 2023, which became effective on July 10, 2023, and the prospectus supplement thereto dated July 10, 2023. As of the date of this filing, no ATM Shares have been sold under the ATM Agreement.

Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(23,512)	$(47,141)
Net cash used in investing activities	(3,119)	(83,313)
Net cash (used in) provided by financing activities	$(366)	$72,160
Operating Activities
Net cash used in operating activities was $23.5 million for the six months ended June 30, 2023, primarily consisting of $53.6 million of net loss adjusted for $3.4 million related to changes in working capital, $2.0 million of MTM adjustments of derivative liabilities and fair valued Notes, $0.7 million gain on disposal of fixed assets, $0.1 million of bad debt expense, offset by $18.3 million of depreciation and amortization, $13.2 million of stock-based compensation expense, $1.8 million of non-cash vehicle expenses, $1.2 million of amortization of debt issuance costs and discounts, and $0.4 million of other non-cash expenses. The cash used in working capital was largely driven by a decrease in deferred revenue, other liabilities and accrued expenses, offset by decreases in prepaid expenses, accounts receivable, inventory and other assets.
Net cash used in operating activities was $47.1 million for the six months ended June 30, 2022, primarily consisting of $312.6 million of net income, adjusted by $134.9 million in MTM adjustments of derivative liabilities, offset by $215.8 million impairment of assets, $92.4 million of stock-based compensation expense, $31.8 million impairment of product sales inventory, $28.8 million in depreciation and amortization, $19.2 million changes in working capital and $7.2 million of non-cash vehicle expenses. The cash provided by working capital was largely driven by an increase in accounts payable, accrued expenses and deferred revenue and a decrease in inventory, offset by increases in prepaid expenses and accounts receivable and a decrease in other liabilities.
Investing Activities
Net cash used in investing activities was $3.1 million for the six months ended June 30, 2023, primarily consisting of $3.2 million of cash used for the purchases of vehicles.
Net cash used in investing activities was $83.3 million for the six months ended June 30, 2022, primarily consisting of $82.9 million of cash used for the purchases of vehicles.
Financing Activities
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2023, primarily consisting of $10.2 million repayment of debt, partially offset by $8.6 million of additional financing.
Net cash provided by financing activities was $72.2 million for the six months ended June 30, 2022, primarily consisting of $95.4 million of proceeds from issuance of debt, net of issuance costs, offset by $21.5 million repayment of debt.
Critical Accounting Policies and Estimates
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could materially differ from our estimates.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2022 Form 10-K and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.

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
Inflation Risk
Inflationary factors, such as increases in our costs of revenues and operating expenses, may adversely affect our operating results. Although we do not believe inflation has had a material impact on our financial condition, results of operations or cash flows to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross profit or decrease our operating expenses as a percentage of our revenues if the prices of our products and services do not increase as much or more than our increase in costs.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5%. The Company has $5.0 million remaining available under the Vehicle Financing Facility, and the outstanding balance under the Vehicle Financing Facility was $42.6 million as of June 30, 2023.
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
The outstanding balance of the Notes was $58.9 million as of June 30, 2023, which includes a $5.7 million and $0.9 million MTM fair value adjustment for the three and six months ended June 30, 2023, respectively. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 12 under the subsection titled “Litigation and Indemnification” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, quarterly reports on Form 10-Q, and in current reports on Form 8-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Bird Global, Inc., as filed with the Secretary of State of the State of Delaware on May 18, 2023.	8-K	001-41019	3.1	5/18/2023
3.3	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: August 9, 2023	By:	/s/ Michael Washinushi
Michael Washinushi
Interim Chief Executive Officer
(Interim Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Michael Washinushi
Michael Washinushi
Chief Financial Officer
(Principal Financial Officer)