Form 10-Q
period 2023-09-30
Bird Global, Inc.
filed 2023-11-14
CIK 1861449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BRDS	OTC Markets Group Inc.
Warrants, each whole warrant exercisable for one share of Class A Common Stock	BRDS WS
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

On September 25, 2023, The New York Stock Exchange (“NYSE”) suspended trading of the Company’s Class A Common Stock and Warrants. Beginning on September 29, 2023, the Company’s Class A Common Stock began trading on the OTCQX Best Market under the symbol “BRDS.”

As of November 2, 2023, there were 14,354,438 shares of the registrant’s Class A Common Stock, $0.0001 par value per share, outstanding, which includes restricted shares of our Class A Common Stock held by certain equity award holders under the Bird Global, Inc. 2021 Equity Incentive Plan, as well as restricted shares of Class A Common Stock issued upon early exercises of options, and 1,381,398 shares of the registrant’s Class X Common Stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bird Global, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except per share amounts and number of shares)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,235	$33,469
Restricted cash and cash equivalents—current	2,964	4,978
Accounts receivable, net	1,241	2,188
Inventory	1,842	1,535
Prepaid expenses and other current assets, net	12,635	22,615
Total current assets	28,917	64,785
Restricted cash and cash equivalents—non current	560	598
Vehicle deposits	43,184	48,783
Vehicles, net	107,056	100,088
Goodwill	29,815	—
Other assets	12,905	11,402
Total assets	$222,437	$225,656
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	29,615	20,235
Accrued expenses	31,722	33,413
Deferred revenue	48,736	47,820
Notes payable—current	19,131	22,200
Other current liabilities	26,251	10,950
Total current liabilities	155,455	134,618
Notes payable—non current (including $59.0 million at September 30, 2023 and $30.1 million at December 31, 2022 of Convertible Senior Secured Notes measured at fair value)	83,160	56,205
Derivative liabilities	26	1,892
Other liabilities	8,958	7,831
Total liabilities	247,599	200,546
Commitments and contingencies (Note 12)
Stockholders’ (Deficit) Equity
Class A common stock, $0.0001 par value, 40,000,000 shares authorized, and 14,183,016 and 10,507,830 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, and Class X common stock, $0.0001 par value, 2,000,000 shares authorized, 1,381,398 shares issued and outstanding as of September 30, 2023 and December 31, 2022	32	30
Additional paid-in capital	1,596,449	1,572,576
Accumulated other comprehensive loss	(8,328)	(7,621)
Accumulated deficit	(1,613,315)	(1,539,875)
Total stockholders’ (deficit) equity	(25,162)	25,110
Total liabilities and stockholders’ equity	$222,437	$225,656
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts and number of shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Revenues from sharing	$51,923	$67,279	$127,204	$158,109
Revenues from platform partner services	923	1,479	2,279	4,085
Revenues from product sales	1,484	4,101	2,718	12,805
Total revenues	54,330	72,859	132,201	174,999
Cost of revenues:
Cost of sharing, exclusive of depreciation	23,666	31,262	58,110	85,665
Depreciation on sharing vehicles	9,411	11,681	26,929	39,045
Total cost of sharing	33,077	42,943	85,039	124,710
Cost of platform partner services	391	579	997	1,447
Cost of product sales	1,623	1,626	2,491	11,779
Impairment of product sales inventory	—	—	—	31,769
Total cost of revenues	35,091	45,148	88,527	169,705
Total gross profit	19,239	27,711	43,674	5,294
Other operating expenses:
General and administrative	31,390	16,876	93,454	185,919
Selling and marketing	963	3,177	4,082	13,587
Research and development	1,412	9,386	12,125	32,223
Impairment of assets	—	—	—	215,822
Loss on Disposal of Fixed Assets	107	—	848	—
Total operating expenses	33,872	29,439	110,509	447,551
Loss from operations	(14,633)	(1,728)	(66,835)	(442,257)
Interest income	6	14	118	95
Interest expense	(2,020)	(3,779)	(5,894)	(7,871)
Other income (expense), net	86	(3,884)	2,374	128,214
Loss before income taxes	(16,561)	(9,377)	(70,237)	(321,819)
Provision for income taxes	3,251	389	3,203	515
Net loss	(19,812)	(9,766)	(73,440)	(322,334)
Loss per share
Basic	$(1.47)	$(0.86)	$(5.66)	$(28.98)
Diluted	$(1.47)	$(0.86)	$(5.66)	$(28.98)
Weighted-average shares of common stock outstanding, basic and diluted
Basic	13,485,315	11,387,016	12,974,265	11,122,388
Diluted	13,485,315	11,387,016	12,974,265	11,122,388
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(19,812)	$(9,766)	$(73,440)	$(322,334)
Other comprehensive loss, net of tax:
Change in currency translation adjustment	(1,157)	(3,180)	(707)	(19,216)
Other comprehensive loss	(1,157)	(3,180)	(707)	(19,216)
Total comprehensive loss	$(20,969)	$(12,946)	$(74,147)	$(341,550)
See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited, in thousands, except number of shares)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	10,904,958	$27	$1,475,300	$7,538	$(1,181,134)	$301,731
Net income					7,748	7,748
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	33,744	—	169			169
Issuance of Common Stock through settlement of restricted stock units	72,690	—				—
Shares of Common Stock withheld related to net share settlement	(24,318)	—	(1,903)			(1,903)
Stock-based compensation expense			48,704			48,704
Foreign currency translation adjustment				(4,473)		(4,473)
Balance at March 31, 2022	10,987,074	$27	$1,522,270	$3,065	$(1,173,386)	$351,976
Net loss					(320,316)	(320,316)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	9,148	—	88			88
Issuance of Common Stock through settlement of restricted stock units	224,483	1				1
Shares of Common Stock withheld related to net share settlement	(5,778)	—	(108)			(108)
Issuance of Commitment Fee Shares	2,897	—	56			56
Stock-based compensation expense			43,650			43,650
Foreign currency translation adjustment				(11,563)		(11,563)
Balance at June 30, 2022	11,217,824	$28	$1,565,956	$(8,498)	$(1,493,702)	$63,784

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Net loss					(9,766)	(9,766)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	33,370	—	114			114
Issuance of Common Stock through settlement of restricted stock units	157,736	—				—
Shares of Common Stock withheld related to net share settlement	(14,682)	—	(150)			(150)
Issuance of Common Stock under the Purchase Agreement	269,200	1	3,154			3,155
Issuance of Commitment Fee Shares	2,897	—	32			32
Stock-based compensation expense			(10,316)			(10,316)
Foreign currency translation adjustment				(3,180)		(3,180)
Balance at September 30, 2022	11,666,345	$29	$1,558,790	$(11,678)	$(1,503,468)	$43,673
See Accompanying Notes to Condensed Consolidated Financial Statements

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2022	11,889,227	$30	$1,572,576	$(7,621)	$(1,539,875)	$25,110
Net loss					(44,318)	(44,318)
Issuance of Common Stock through Bird Canada Inc. acquisition transaction	728,175	2	3,694			3,696
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	50,097	—	205			205
Issuance of Common Stock through settlement of restricted stock units	97,682	—	—			—
Shares of Common Stock withheld related to net share settlement	(535)	—	(4)			(4)
Stock-based compensation expense			7,280			7,280
Foreign currency translation adjustment				461		461
Balance at March 31, 2023	12,764,646	$32	$1,583,751	$(7,160)	$(1,584,193)	$(7,570)
Net loss					$(9,310)	(9,310)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	28,793	$—	45			45
Issuance of Common Stock through settlement of restricted stock units	88	$—	—			—
Stock-based compensation expense			5,921			5,921
Foreign currency translation adjustment				(11)		(11)
Balance at June 30, 2023	12,793,527	$32	$1,589,717	$(7,171)	$(1,593,503)	$(10,925)
Net loss	—	$—	$—	$—	(19,812)	(19,812)
Issuance of Common Stock through exercise of stock options and expiration of repurchase provision for early exercises	12,165	$—	6	—	—	6
Issuance of Common Stock through settlement of restricted stock units	837,256	—	—	—	—	—
Issuance of Common Stock through Skinny Labs Inc. acquisition transaction	1,608,623	—	2,300	—	—	2,300
Issuance of ATM Facility Shares, net of fees	312,843	—	191	—	—	191
Stock-based compensation expense		—	4,235	—	—	4,235
Foreign currency translation adjustment	—	$—		(1,157)	—	(1,157)
Balance at September 30, 2023	15,564,414	$32	$1,596,449	$(8,328)	$(1,613,315)	$(25,162)

See Accompanying Notes to Condensed Consolidated Financial Statements

Bird Global, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(73,440)	$(322,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Mark-to-market adjustments of derivative liabilities and fair valued convertible notes	(2,690)	(132,580)
Impairment of assets	—	215,822
Impairment of product sales inventory	—	31,769
Depreciation and amortization	28,078	40,965
Non-cash vehicle expenses	4,938	10,328
Loss on disposal of vehicles	848	—
Stock-based compensation expense	17,436	82,038
Amortization of debt issuance costs and discounts	1,805	2,348
Bad debt (recovery) expense	(330)	5,096
Other	49	1,025
Changes in assets and liabilities:
Accounts receivable	1,966	(2,327)
Inventory	1,886	14,686
Prepaid expenses and other current assets	8,302	(16,912)
Other assets	933	83
Accounts payable	5,271	10,514
Deferred revenue	(8,159)	11,174
Accrued expenses and other current liabilities	(494)	4,602
Other liabilities	(2,926)	(1,200)
Net cash used in operating activities	(16,527)	(44,903)
Cash flows from investing activities
Business Acquisitions, net of cash acquired	(6,794)	—
Proceeds from disposal of used vehicles	358	—
Purchases of property and equipment	(186)	(437)
Purchases of vehicles	(3,231)	(86,349)
Net cash used in investing activities	(9,853)	(86,786)
Cash flows from financing activities
Proceeds from borrowings, net of issuance costs	6,000	109,106
Proceeds from issuance of convertible debt, net of issuance costs	8,614	—
Proceeds from the issuance of common stock	256	372
Proceeds from issuance of ATM Facility shares, net of fees	191	—
Payments for taxes related to net share settlement	(4)	(2,161)
Payment for settlement of debt	(13,494)	(54,706)
Proceeds from issuance of convertible debt from Bird Canada acquisition	994	—
Net cash provided by financing activities	2,557	52,611
Effect of exchange rate changes on cash	(1,463)	6,889
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(25,286)	(72,189)
Beginning of period	39,045	159,901
End of period	$13,759	$87,712
Components of cash and cash equivalents and restricted cash and cash equivalents
Cash and cash equivalents	10,235	38,529
Restricted cash and cash equivalents	3,524	49,183
Total cash and cash equivalents and restricted cash and cash equivalents	$13,759	$87,712
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
Delisting of the Company’s securities from the NYSE
On September 22, 2023, the Company received a written notice (the “Notice”) from the NYSE that the NYSE would delist the Company’s shares of Class A Common Stock and warrants (the “Securities”) from the Exchange upon market open on September 25, 2023. Beginning September 25, 2023, trading of the Securities was suspended.
NYSE Regulation’s staff decided to delist the Securities because the Company failed to maintain an average global market capitalization of at least $15,000,000 over a consecutive 30 trading day period, as required by Section 802.01B of the NYSE Listed Company Manual. The Company’s board of directors (the “Board”) appealed the NYSE’s determination to delist the Securities. The review of the determination by the Staff of the NYSE is set for December 13, 2023. There can be no assurance of the outcome of any such appeal or that the Exchange will reconsider its decision to delist the Company in light of the appeal.
On September 29, 2023, the Class A Common Stock was listed for trading on the OTCQX, which is the highest tier of the OTC Market. The Class A Common Stock trades under the symbol “BRDS.” The Company cannot provide assurance that its common stock will continue to trade on the OTC Market, that brokers will continue to provide public quotes of the Company’s common stock, that the brokers will develop a market for the Company’s common stock, or that the trading volume of the Company’s common stock will be sufficient enough to generate an efficient trading market.

Reverse Stock Split
Effective May 18, 2023, the Board approved the reverse split at a ratio of one-for-twenty-five and the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware to effect the reverse stock split.
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
Bird Canada Acquisition
Effective as of January 3, 2023, the Company entered into a Share Purchase Agreement with Bird Canada, Inc (“Bird Canada”) and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12% Convertible Senior Secured Notes due in 2027 (the “Share Consideration Notes”), 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Bird Canada operations were included in the condensed consolidated financial statements for the quarter.
Spin Acquisition
Effective as of September 19, 2023, the Company entered into a Share Purchase Agreement (the “Spin Acquisition Agreement”) with Skinny Labs, Inc (“Spin”), acquiring 100% of the stock of Spin in exchange for agreed upon consideration of approximately $19 million before adjustments, which is comprised of (a) $10 million in cash, (b) $6 million in the form of a senior secured vendor take-back promissory note (the “VTB Note Payable”), and (c) $3 million in hold-back consideration comprised of $1 million in cash and $2 million of the Company’s Class A Common Stock, par value $0.0001 per share. The operations of Spin were included in the condensed consolidated financial statements for the quarter.
Accounting Policies
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

Going Concern

The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $1.6 billion as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company had cash provided by operating activities of approximately $7.0 million and cash used by operating activities of $16.5 million, respectively. The Company is heading into its shoulder season where it experiences reduced cash inflows as some markets in the Northern Hemisphere close due to winter weather, but certain fixed costs within those continue to be incurred. The Company’s ability to fund working capital, make capital expenditures, and service its debt will depend on its ability to generate cash from operating activities, which is subject to its future operating success, and ability to obtain financing on reasonable terms, which is subject to factors beyond its control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurance that such financing will be available to the Company on satisfactory terms, or at all. Effective September 25, 2023, the Company’s shares of Class A Common Stock and Warrants were delisted from the NYSE, and on September 29, 2023, began trading on the OTCQX, which is more volatile than the NYSE and may result in a continued diminution in value of our shares further impacting the Company’s ability to raise capital in the public markets and precludes our ability to sell shares under our ATM Agreement.
As of September 30, 2023, the Company had $10.2 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet the Company’s obligations within a timeframe significantly less than the next twelve months from the date of issuance of these condensed consolidated financial statements. As such, these factors raise substantial doubt about the Company’s ability to continue as a going concern. If adequate capital is not available to the Company when needed, or in the amounts required, the Company may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern in accordance with ASC 205-40 - Presentation of Financial Statements - Going Concern. Therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2023 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt surrounding the Company’s ability to continue as a going concern.
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
During the three and nine months ended September 30, 2023, the Company concluded that there were no indicators of impairment and, therefore, no impairment was recorded.

Recently Adopted Accounting Pronouncements and Issued Accounting Standards Not Yet Adopted
The Company adopted ASU 2016-02 - Leases (Topic 842) on January 1, 2022, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2022. The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Variable lease payments were not material for the three and nine months ended September 30, 2023. The Company did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use (“ROU”) assets. See the “Recently Adopted Accounting Pronouncements” section under the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for additional information.
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
In January 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of Share Consideration Notes, 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. Therefore, the total assumed long-term debt valued at fair value at the time of the acquisition was revalued at September 30, 2023 to reflect the period end fair value.
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
The following tables detail the fair value measurements of derivative liabilities that are measured at a fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Notes(1)	$—	$—	$59,005	$59,005
Earnout Shares	—	—	14	14
Switchback Founder Earn Back Shares	—	—	2	2
Warrants	2	—	9	10
Total liabilities measured at fair value	$2	$—	$59,029	$59,030
(1) See Note 8 — Notes Payable for additional information. Mark-to-market adjustments of the Notes were loss of $0.8 million and a gain of $0.2 million for the three and nine months ended September 30, 2023 (2022 - $nil).

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
(2) Amounts associated with the issuance and mark-to-market adjustments of derivative liabilities are reflected in Other income (expense), net and totaled $0.8 million of other income and $2.4 million of other expense for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million income and $132.6 million of other income for the nine months ended September 30, 2023 and 2022, respectively.
Note 3 – Acquisitions
Skinny Labs, Inc. (“Spin”)
Effective as of September 19, 2023, the Company entered into the Spin Acquisition Agreement with Spin, acquiring 100% of their stock in exchange for agreed upon consideration of approximately $19 million before adjustments, which is comprised of (a) $10 million in cash, (b) $6 million in the form of a secured vendor take-back promissory note, and (c) $3 million in hold-back consideration comprised of $1 million in cash and $2 million of the Company’s Class A Common Stock based on the volume weighted average price for a share traded on the NYSE during the 30 trading days ending on the first trading immediately preceding the agreement date. The purchase price is to be adjusted for any net working capital adjustments identified during the 90 days immediately following the acquisition. The operations of Spin were included in the condensed consolidated financial statements for the quarter from the acquisition date to September 30, 2023.
Spin is a micromobility company with operations throughout North America. The purpose of the acquisition was to gain access to new city permits and markets and new vehicles.
The results of Spin’s operations, including revenues and expenses, are included in the statements of operations for the Company from the date of the transaction. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. Assets acquired included cash of $3.2 million, $32.3 million of Vehicles, net and $5.3 million in other assets.
As of September 30, 2023, the Company provisionally recorded the valuation of the assets and liabilities acquired, and the estimated final consideration payable in the Company’s condensed consolidated balance sheet. The company’s accounting for the acquisition is provisional due to the proximity of the acquisition closing date to the Company’s quarter ended September 30, 2023 and also due to the variability caused by 90-day working capital adjustment period noted in the Share Purchase Agreement. As a result, the Company has not yet finalized the total purchase consideration payable, the appraisal of the transaction including the identification and measurement of the fair value of acquired assets and assumed liabilities, and the related tax effects, if any. The Company has also determined that it would not be practicable to present pro-forma financials related to this acquisition at this time.

Based on the provisional information available, the purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on the provisional fair values as of the acquisition date as follows (in thousands):

Provisional Fair Value
Assets and Liabilities acquired:
Current assets	$9,109
Vehicles, net	32,295
Other non-current assets	5,251
Current liabilities	(18,397)
Non-Current liabilities	$(2,061)
Total net assets acquired	$26,197
Consideration paid - Cash	$10,000
Consideration paid - Issuance of stock	2,300
Consideration payable - VTB Note Payable(1)	2,431
Consideration payable - Cash Hold-back	1,000
Total purchase price	$15,731
Estimated bargain purchase gain	$10,466
(1) The consideration payable to Spin is subject to change as the Company has 90 days following the closing date to adjust the purchase price. The Company has identified preliminary adjustments of $3.6 million which decreases the principal amount outstanding under the VTB Note Payable from $6.0 million to $2.4 million.

The Company estimated a bargain purchase gain of $10.5 million based on the provisional amounts recorded and information known as at September 30, 2023. Due to the limited time between the acquisition and September 30, 2023, the Company was unable to finalize the identification and valuation of all of the assets acquired and liabilities assumed and the final consideration payable. The Company has deferred the bargain purchase gain until the purchase accounting is further progressed and recorded the bargain purchase gain within Other Current Liabilities. The estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. The Company has one year from the date of the acquisition to finalize its purchase price equation.
Included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023 are revenues of $2.1 million and $0.4 million in net losses related to Spin.
Bird Canada
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

The results of Bird Canada’s operations, including revenues and expenses, are included in the statements of operations for the Company from the date of the transaction. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The Company acquired Bird Canada for $30.7 million. Assets acquired included $1.0 million of cash, $29.8 million of goodwill and $0.7 million of intangible assets.

Goodwill is attributable to the assembled workforce and the expected synergies from the acquisition. The purchase price was preliminarily allocated to the assets acquired and the liabilities assumed based on estimated fair values as of the acquisition date as follows (in thousands):

Fair Value
Assets acquired:
Current assets	$1,364
Vehicles	1,555
Goodwill	29,815
Other intangible assets	696
Other non-current assets	157
Current liabilities	(2,914)
Total net assets acquired	$30,673
Consideration paid - notes	$26,977
Consideration paid - issuance of common shares	3,696
Total purchase price	$30,673

These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values. The Company has one year from the date of the acquisition to finalize its purchase price equation.

Prior to the acquisition, Bird Canada held the license to operate as the sole platform partner of the Company in Canada. The Company assessed these preexisting contracts and concluded approximately $0.1 million was settled as a part of the consideration transferred.
The following table sets forth the components of intangible assets acquired (in thousands) and their estimated useful life as of the date of acquisition:

	Estimated Useful Life	January 3, 2023
Trade names/trademarks	3 years	$325
Customer relationships	2 years	113
Vendor permits	3 years	258
Total intangible assets		$696
Transactions costs associated with the acquisition of Spin and Bird Canada were recorded in General and Administrative expenses on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023.

Note 4 –Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Funding receivable	$—	$6,000
Insurance receivable	—	4,000
Prepaid insurance	1,373	205
Prepaid expenses	2,782	3,667
Product sales inventory deposits, net	2,539	1,387
Current deferred financing costs	2,519	2,706
Indirect taxes receivable	2,307	1,749
Other current assets	1,115	2,902
Total prepaid expenses and other current assets	$12,635	$22,615
Note 5 –Vehicles, net
The Company’s vehicles balance consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Vehicles in use	$123,569	$134,202
Vehicles not yet in use	22,967	31,900
Spare parts	28,400	28,476
Less: Accumulated depreciation (1)	(67,880)	(94,490)
Vehicles, net	$107,056	$100,088
(1)Includes $54.3 million of impairment charges for vehicles and spare parts, net of assets no longer in service and consumption of spare parts of $7.8 million for the year ended December 31, 2022. There were no such impairments recorded during the nine months ended September 30, 2023.
Depreciation on Sharing vehicles was $9.4 million and $11.7 million for the three months ended September 30, 2023 and 2022, respectively, and $26.9 million and $39.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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
During the nine months ended September 30, 2023, in relation to the Bird Canada acquisition, the Company recognized $29.8 million of goodwill. The Company’s goodwill balance as of September 30, 2023 and December 31, 2022 was $29.8 million and $nil, respectively.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

Note 7 – Income Taxes
The Company computes its quarterly income tax provision and resulting effective tax rate by using a forecasted annual effective tax rate and adjusting for any discrete items arising during the quarter. The Company’s effective tax rate was (4.6)% and (4.1)% for the three and nine months ended September 30, 2023 and (4.1)% and (0.2)% for the three and nine months ended September 30, 2022, respectively.
The effective tax rate differs from the U.S. statutory tax rate primarily due to a valuation allowance against our U.S. deferred tax assets and majority of foreign deferred tax assets. The Company expects to maintain this valuation allowance until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income.
Note 8 – Notes Payable
This table summarizes the Company’s note payable balances (in thousands) at September 30, 2023.

	September 30, 2023	December 31, 2022
Apollo Vehicle Financing Facility	$40,855	$44,105
Convertible Senior Secured Notes	59,005	30,100
Promissory Note Payable	—	4,200
VTB Note Payable	2,431	—
Total Notes Payable	$102,291	$78,405
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
Amended and Restated Apollo Credit Agreement
On September 19, 2023, the Company entered into an Amended and Restated Loan Agreement with MidCap Financial Trust to amend and restate, in its entirety, the Apollo Credit Agreement, dated April 27, 2021. The Amended and Restated Loan Agreement provides for, among other things, (a) an additional advance of $6 million, to be used for, among other things, the completion of the transactions contemplated under the Spin Acquisition Agreement, (b) an extension of the maturity date under the Amended and Restated Loan Agreement to July 12, 2025, (c) amendments to the monthly amortization payment amounts and (d) the extension of the senior security in favor of the Administrative Agent to include substantially all of the assets of the Company, Bird Rides and certain of the Company’s other material US subsidiaries.
The borrowing limit was $150.0 million of which $5.0 million remains available to borrow at September 30, 2023. The Company drew down $6.0 million and repaid $9.3 million during the nine months ended September 30, 2023. The outstanding principal balance under the Vehicle Financing Facility as of September 30, 2023 was $40.9 million. The following is the repayment schedule (in thousands) over the remaining term:

	2023 (three months remaining)	2024	2025	Total
Payment amounts	$1,500	$19,950	$19,405	$40,855
The outstanding Vehicle Financing Facility balances bear interest at the Secured Overnight Financing Rate (“SOFR”), which is calculated as a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5% that is accrued and paid by the Company on a monthly basis.
The maturity date of the Vehicle Financing Facility is July 12, 2025 (“Final Maturity Date”). On the fourth business day of each month prior to the Final Maturity Date, the Company is required to repay principal outstanding under the Vehicle Financing Facility based on a preset monthly amortization schedule.

Interest Expense
Interest expense related to the Apollo Vehicle Financing Facility was $1.9 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027. The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a note purchase agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”). The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 139 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $7.1942 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 29 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares. As of September 30, 2023, no Notes were converted into shares of Class A Common Stock.
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
In January 2023, the Company entered into Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of the Share Consideration Notes, 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at September 30, 2023 end to reflect the period end fair value.
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
The outstanding principal balance of the Notes as of September 30, 2023 was $59.0 million and the full fair value adjustment to the Notes, including interest, is recorded in Other (expense) income, net.
VTB Note Payable
On September 19, 2023, Bird Rides Inc, a wholly-owned subsidiary of the Company, issued to Tier Mobility SE (the “Seller”) a secured promissory note in the principal amount of $6 million. Under the Spin Acquisition Agreement and the VTB Note Payable, Spin, as the guarantor and as a wholly-owned subsidiary of the Company, delivered to the Seller a guarantee and security agreement secured by certain assets of Spin, certain existing and new licenses and permits, and all amounts received, or receivable, under any, or all of, the foregoing licenses and permits, and all rents, profits, and products of the foregoing. The Company guaranteed the Note on an unsecured basis. The principal amount of the note is to be repaid in three installments, which are due on October 19, 2023, December 31, 2023 and April 24, 2024, respectively, together with interest thereon. The Note bears interest at the rate of 8.0% per annum from September 19, 2023 until the unpaid balance is paid in full. The VTB Note Payable provides for certain representations and warranties, covenants, and events of default. Upon the occurrence, and during the continuation of an Event of Default (as defined in the Note), the interest rate shall be increased by an additional 5.0% per annum.

As of September 30, 2023, the VTB Note Payable of $6.0 million was adjusted for the adjustment amount of $3.6 million, decreasing the principal amount outstanding to $2.4 million.
Note 9 – Common Stock
Common Stock
As of September 30, 2023, the Company has the authority to issue 40,000,000 shares of Class A Common Stock, 400,000 shares of Class B Common Stock, and 2,000,000 shares of Class X Common Stock. As of September 30, 2023, the Company had 14,183,016 and 1,381,398 shares of Class A Common Stock and Class X Common Stock, respectively, issued and outstanding. As of September 30, 2023, there were no shares of Class B Common Stock issued and outstanding. Shares of restricted stock, including restricted stock issued upon an early exercise of an option that has not vested, are excluded from the number of shares of common stock issued and outstanding because the grantee is not entitled to the rewards of share ownership until such vesting occurs.
Holders of outstanding common stock are entitled to dividends when and if declared by our board of directors, subject to the rights of the holders of all classes of preferred stock outstanding having priority rights. No dividends have been declared by the Company’s board of directors from inception through September 30, 2023.
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
In May 2022, pursuant to the terms and conditions set forth in the Purchase Agreement, the Company received a pre-advance loan (“Pre-Advance Loan”) from Yorkville of $21.0 million. The Pre-Advance Loan was evidenced by a promissory note (the “Promissory Note”), which would mature on December 15, 2022. The Promissory Note accrued interest at a rate of 0%, but was issued with 4.76% original issue discount, and would be repaid in equal monthly installments beginning on the third month following the date of the Pre-Advance Loan. On December 19, 2022, the Company entered into an extension agreement with Yorkville (the “Extension Agreement”) pursuant to which the parties agreed to extend the maturity date of the Promissory Note to February 15, 2023. Pursuant to the Extension Agreement, Yorkville received 99,389 shares of its Class A Common Stock. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of September 30, 2023.

Note 10 – Stock-Based Compensation Expense
The Company granted the following equity instruments during the three and nine months ended September 30, 2023 and 2022, respectively (in thousands of units):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options Granted	—	—	187	—
RSUs Granted	185	190	1,188	888

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$4,710	$(13,768)	$16,767	$69,343
Sales and marketing	34	560	250	2,026
Research and development	(509)	2,892	419	10,669
Total(1)	$4,235	$(10,316)	$17,436	$82,038
(1) Included in stock-based compensation are total reversals of $5.5 million and $9.7 million for the three and nine months ended September 30, 2023, respectively (2022 - $32.0 million and $33.1 million) as a result of forfeitures.

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
The following table presents the calculation of basic loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(19,812)	$(9,766)	$(73,440)	$(322,334)
Basic weighted-average shares outstanding	13,485	11,387	12,974	11,122
Loss per share - Basic	$(1.47)	$(0.86)	$(5.66)	$(28.98)

The following outstanding securities were excluded from the computation of loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2023	2022
Convertible Senior Secured Notes	8,799	—
Stock options	421	447
Time-based vesting RSUs	745	1,198
Market-based vesting RSUs	170	1,163
Warrants to purchase Class A Common Stock	517	517
Contingently issuable shares	79	79
Total	10,732	3,405
While the portion of the Earnout Shares designated to holders of common stock of Bird Rides immediately prior to the consummation of the Business Combination would have been anti-dilutive for the periods presented, such Earnout Shares are not outstanding securities and have been excluded from the table above.
Note 12 – Commitments and Contingencies
Operating and Financing Leases
As of September 30, 2023, the Company had operating lease agreements for its facilities in various locations throughout the United States, as well as around the world.
The following table reconciles the undiscounted cash flows for future maturities of the Company's operating and financing lease liabilities to the consolidated balance sheets (in thousands):

September 30, 2023
2023	$1,364
2024	3,103
2025	1,970
2026	1,096
2027	339
Thereafter	464
Total lease payments	8,336
Less: interest expense	(469)
Present value of lease liabilities	$7,867
Purchase Commitments
The Company has commitments related to vehicles, software, hosting services, and other items in the ordinary course of business with varying expirations through 2026. These amounts are determined based on the non-cancelable quantities or termination amounts to which the Company is contractually obligated. The Company did not enter into any material new purchase commitments during the nine months ending September 30, 2023.
Notes Payable
The Company has commitments related to the Vehicle Financing Facility and Convertible Senior Secured Notes. As of September 30, 2023, the Company has future minimum payments of $16.7 million due in the next 12 months and $24.2 million due thereafter. See Note 8 — Notes Payable for further discussion.
Spin Acquisition - Hold-Back Consideration
As of September 30, 2023, the Company has commitments related to the Spin Acquisition Agreement for the VTB Note Payable of $2.4 million and Cash Hold-back of $1.0 million due within the next 12 months. See Note 8 — Notes Payable and Note 3 - Acquisitions for further discussion.
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
In addition, on November 17, 2022, shortly after we announced we would be restating our (i) audited consolidated financial statements as of December 31, 2021 and 2020, and for the years then ended, and quarterly periods within those years, included in the Annual Report on Form 10-K filed with the SEC on March 15, 2022; (ii) condensed consolidated financial statements as of March 31, 2022, and for the three months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022; and (iii) condensed consolidated financial statements as of June 30, 2022, and for the three and six months then ended, included in the Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, a purported stockholder of the Company filed a putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled MARIO ARIAS, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “ARIAS Action”). On December 19, 2022, another purported stockholder of the Company filed a similar putative class action lawsuit in the Central District of California against us and a director and prior officer, entitled KAREN CAIN, Individually and on Behalf of All Others Similarly Situated v. Bird Global, Inc. F/K/A Switchback II Corporation, Travis VanderZanden, and Yibo Ling (the “CAIN Action”). The ARIAS and CAIN Actions, are substantially similar, and the complaints in both actions allege that all defendants violated Sections 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and that the individual defendants violated Section 20(a) of the Exchange Act. The lawsuits seek, among other things, damages, attorneys’ fees and costs, and such other relief as may be deemed just and proper by the court. On March 17, 2023, another purported stockholder of the Company filed a related putative derivative action in the Central District of California against sixteen current and former officers and directors of the Company and Switchback II Corporation with the Company named as a nominal defendant. The action is entitled ASHKAN FARAZMAND, derivatively on behalf of Bird Global, Inc. v. Travis VanderZanden, Yibo Ling, Roelof F. Botha, Daniel Friedland, Nathaniel Justin Kan, Robert Komin, James Mutrie, Racquel Russell, David Sacks, Scott McNeill, Chris Carter, Scott Gieselman, Sam Stoutner, Philip J. Deutch, Ray Kubis, and Precious Williams Owodunni. The complaint alleges a violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, and unjust enrichment, among other claims, and seeks monetary damages and restitution on behalf of the Company, among other remedies. The ARIAS and CAIN matters have been consolidated into one action. The Company has filed a Motion to Dismiss which is set for hearing on November 13, 2023. The FARAZMAND matter has been stayed pending the outcome of the Company’s Motion to Dismiss. The Company intends to vigorously defend against these claims. Although we believe we have meritorious defenses to the claims of the plaintiffs and members of the classes, and intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are currently unable to determine the ultimate outcome of these actions or to determine the amount or range of potential losses associated with the actions.
We have received a document request from the SEC in connection with an investigation wherein the SEC requested, among other things, materials concerning the restatement of our financial statements (as described above) , as well as certain other financial and operational data, investor materials, and corporate policies and procedures. We are fully cooperating with the investigation and have provided all requested documents to the SEC. We are not currently able to predict the outcome of the investigation or the timing of its conclusion. Accordingly, we are not able to estimate the loss or range of loss. Further, the outcome of legal proceedings, claims, and regulatory matters, indirect tax examinations and governmental inquiries and investigations are inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s financial condition and results of operations, including in a reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Note 13 – Segment Information

The Company determines its operating segments based on how the chief operating decision maker ("CODM") manages the business, allocates resources, makes operating decisions and evaluates operating performance. Given management changes that occurred in the first quarter of 2023, the Company reevaluated the operating segments and determined that the operating segments align with each offering of the Company’s business model (Sharing, Platform Services and Retail Sales) in each country where such services are offered. The Company aggregated operating segments into operating regions, where appropriate, and determined that Reportable Segments align with the product offerings of Sharing, Platform Services and Retail Sales. The Company changed its reportable segments effective January 1, 2023 and has retroactively reflected the change for the comparative periods included herein.

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

The following tables provides information about the Company’s segments and a reconciliation of the total segment gross profit (loss) to loss before income taxes (in thousands):

	Three Months Ended September 30,
	2023				2022
	Sharing Business	Platform Business	Retail Business	Total Segments	Sharing Business	Platform Business	Retail Business	Total Segments
Americas	$36,998	$803	$36	$37,837	$46,504	1,242	3,659	$51,405
EMEA	14,802	529	1,039	16,370	20,713	649	30	21,392
Rest of the World	123		—	123	62	—	—	62
Total revenues	51,923	1,332	1,075	54,330	67,279	1,891	3,689	72,859
Cost of revenues:
Americas	14,167	277	1,512	15,956	19,779	926	1,290	21,995
EMEA	9,450	142	83	9,675	11,454	(40)	29	11,443
Rest of the World	49	—	—	49	29	—	—	29
Cost of revenue, exclusive of depreciation	23,666	419	1,595	25,680	31,262	886	1,319	33,467
Americas	7,167	—	—	7,167	8,540	—	—	8,540
EMEA	2,244	—	—	2,244	3,127	—	—	3,127
Rest of the World	—	—	—	—	14	—	—	14
Depreciation on sharing vehicles	9,411	—	—	9,411	11,681	—	—	11,681
Impairment of Product Sales Inventory (Retail)	—	—	—	—	—	—	—	—
Total cost of revenues	33,077	419	1,595	35,091	42,943	886	1,319	45,148
Total gross profit (loss)	$18,846	$913	$(520)	$19,239	$24,336	$1,005	$2,370	$27,711
Reconciling items:
Total operating expenses				33,872				29,439
Loss from operations				(14,633)				(1,728)
Interest income				6				14
Interest expense				(2,020)				(3,779)
Other income, net				86				(3,884)
Loss before income taxes				$(16,561)				$(9,377)

	Nine Months Ended September 30,
	2023				2022
	Sharing Business	Platform Business	Retail Business	Total Segments	Sharing Business	Platform Business	Retail Business	Total Segments
Americas	$93,674	$1,975	$666	$96,315	$111,890	7,350	7,692	$126,932
EMEA	33,098	993	1,363	35,454	45,990	1,737	111	47,838
Rest of the World	432	—	—	432	229	—	—	229
Total revenues	$127,204	$2,968	$2,029	$132,201	$158,109	$9,087	$7,803	$174,999
Cost of revenues:
Americas	37,544	758	1,572	39,874	57,432	5,979	7,060	70,471
EMEA	20,355	390	767	21,512	28,137	44	143	28,324
Rest of the World	211	1	—	212	96	—	—	96
Cost of revenue, exclusive of depreciation	58,110	1,149	2,339	61,598	85,665	6,023	7,203	98,891
Americas	20,603	—	—	20,603	22,361	—	—	22,361
EMEA	6,326	—	—	6,326	16,630	—	—	16,630
Rest of the World	—	—	—	—	54	—	—	54
Depreciation on sharing vehicles	26,929	—	—	26,929	39,045	—	—	39,045
Impairment of Product Sales Inventory (Retail)	—	—	—	—	—	—	31,769	31,769
Total cost of revenues	85,039	1,149	2,339	88,527	124,710	6,023	38,972	169,705
Total gross profit (loss)	$42,165	$1,819	$(310)	$43,674	$33,399	$3,064	$(31,169)	$5,294
Reconciling items:
Total operating expenses				110,509				447,551
Loss from operations				(66,835)				(442,257)
Interest income				118				95
Interest expense				(5,894)				(7,871)
Other income, net				2,374				128,214
Loss before income taxes				$(70,237)				$(321,819)
Geographic Information
In accordance with ASC 280—Segment Reporting, the Company attributes Product Sales (and the related cost of Product Sales) based on the location of the subsidiary that made the sale, as opposed to the location of the customer or point of shipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue by country
USA	$33,696	$50,410	$89,195	$125,094
All other countries	20,635	22,449	43,005	49,905
Total	$54,330	$72,859	$132,201	$174,999
No other country in the rest of the world exceeds 10% of Revenue.

(in thousands)	September 30, 2023	December 31, 2022
Long-lived assets by country
USA	$135,854	$122,484
Canada	33,426	—
All other countries	16,156	27,749
Total	$185,436	$150,233
Long-lived assets include vehicles, net, vehicle deposits, goodwill, right-of-use assets, intangible assets and fixed assets. Goodwill is attributable to the Bird Canada acquisition and is included in the Sharing reportable segment.
Note 14 – Supplemental Cash Flow Information
The following are the investing and financing activities of the Company (in thousands) that affect the Company’s assets and liabilities, but do not have a cash impact.

	September 30, 2023	December 31, 2022
Non-cash investing activities:
Acquisition of Bird Canada
Working capital excluding cash & cash equivalents	$(1,730)	$—
Long-lived assets	31,409	—
Acquisition of Spin
Working capital excluding cash & cash equivalents	(26,392)	—
Long-lived assets	37,547	—

Non-cash financing activities:
Issuance of convertible notes as part of acquisition	$25,983	$6,000
Issuance of common shares as part of acquisitions	5,996	—

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

Since our first shared ride in 2017, we have witnessed rapid growth in our vehicle-sharing business. Today, Bird offers riders an on-demand, affordable, and cleaner alternative for their short-range mobility needs in more than 350 cities, primarily across the United States, Canada, Europe, the Middle East, and Australia. We believe that Bird is uniquely positioned to capture share in this market due to (i) our superior rider experience, which solves many of the traditional mobility pain points, (ii) sustainability being core to our mission and business model, (iii) our advanced hardware and software capabilities, (iv) our adaptive operating model, including our experience operating both through in-house teams and through our mutually beneficial Fleet Manager program, and (v) our record of building successful city partnerships by focusing on city needs.

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
Business Combinations

Spin Acquisition
Effective as of September 19, 2023, the Company entered into the Spin Acquisition Agreement with Spin, acquiring 100% of their stock in exchange for agreed upon consideration of approximately $19 million before adjustments, which is comprised of (a) $10 million in cash, (b) $6 million in the form of a secured vendor take-back promissory note, and (c) $3 million in hold-back consideration comprised of $1 million in cash and $2 million of the Company’s Class A Common Stock based on the volume weighted average price for a share traded on the NYSE during the 30 trading days ending on the first trading day immediately preceding the agreement date. The purchase price is to be adjusted for any net working capital adjustments identified during the 90 days immediately following the acquisition. The operations of Spin were included in the condensed consolidated financial statements for the quarter from the acquisition date to September 30, 2023.
Spin is a micromobility company with operations throughout North America. The purpose of the acquisition was to gain access to new city permits and markets and new vehicles.

Bird Canada Acquisition

On December 30, 2022 and effective as of January 3, 2023 (the “Acquisition Closing Date”), Bird Global, Inc. entered into a share purchase agreement with 1393631 B.C. Unlimited Liability Company, a British Columbia ULC and indirect wholly owned subsidiary of the Company (the “Purchaser”), Bird Canada Inc. (“Bird Canada”), and certain sellers party thereto (the “BC Sellers”). Pursuant to the Share Purchase Agreement, among other things, the Purchaser acquired from the BC Sellers 100% of the issued and outstanding shares of Bird Canada in exchange for the issuance by the Company to the BC Sellers of an aggregate principal amount of $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027 (the “Notes”), 728,175 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and a nominal amount of cash consideration.

The Notes were issued and sold in a private placement to certain “accredited investors” conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The terms of the Notes are governed by a certain Note Purchase Agreement, dated as of December 30, 2022 (the “Note Purchase Agreement”), by and among the Company, as issuer, the several purchasers from time to time party thereto (collectively, the “Note Purchasers”) and U.S. Bank Trust Company, National Association, as collateral agent (the “Collateral Agent”).
Recent Developments
There have been no material changes to the “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K other than the Spin Acquisition (See Note 3 - Acquisitions for further discussion) and the delisting of the Company’s securities from the NYSE (See Note 1 - Organization and Summary of Significant Accounting Policies for further discussion).

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

Results of Operations
Loss from operations and Net loss
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table presents the Company’s loss from operations, net loss, and the associated per share amounts for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Loss from operations	$(14,633)	$(1,728)
Net loss	$(19,812)	$(9,766)
Loss per share - Basic and Diluted	$(1.47)	$(0.86)
In the three months ended September 30, 2023, we recorded a loss from operations of $14.6 million, a change of $12.9 million, or 747%, as compared to a loss of $1.7 million in the same period last year. The loss from operations was primarily as a result of a $18.5 million reduction in revenues in Sharing, Platform and Retail segments. This was offset by a reduction in Cost of Revenues of $10.1 million. We recorded a net loss for the three months ended September 30, 2023 of $19.8 million, as compared to a net loss of $9.8 million in the same period last year as a result of the decreases in revenues. Further impacting the net losses is a $4.4 million increase in total operating expenses.
The change in losses was partially offset by a decrease in Other Expenses of $4.0 million to Other Income of $0.1 million in the three months ended September 30, 2023, compared to Other Expense of $3.9 million in the same period last year, as a result of mark-to-market adjustments on fair-valued liabilities in the prior year.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table presents the Company’s loss from operations, net loss, and the associated per share amounts for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Loss from operations	$(66,835)	$(442,257)
Net loss	$(73,440)	$(322,334)
Loss per share - Basic and Diluted	$(5.66)	$(28.98)
In the nine months ended September 30, 2023, we recorded a loss from operations of $66.8 million, an improvement of $375.4 million, or 85%, as compared to the same period last year. Our focus on reducing operating costs and operational efficiencies led to reductions in Cost of Revenues and operating expenses at a greater proportion than the decrease in revenues. The significant reduction in our loss from operations arose from several different areas, most notably the absence of impairment charges that were booked in the prior year’s second quarter, specifically $31.8 million of impairment charges against our product sales inventory and impairment charges of $215.8 million relating to vehicles and other assets. The reduction was further impacted by a decrease in stock-based compensation of $64.6 million. These were partially offset by a reduction of $125.8 million in Other Income generated by decreased fair value adjustments to our fair-valued liabilities. The improvement in net losses was offset by a $42.8 million decrease in revenues in the nine months ended September 30, 2023 compared to the prior year.
We evaluate our sharing and platform partner services business operations based on certain key operating metrics. The following are definitions of these key operating metrics, followed by key operating metrics numbers.
Rides: Rides is a key indicator of the usage and scale of our Sharing business. We calculate Rides as the total number of paid and unpaid trips completed by customers of our Sharing business. Rides have decreased in the nine months of 2023 as we have scaled our operations and exited certain jurisdictions. Rides are seasonal to a certain degree. We typically experience higher levels of activity in the second and third quarters as a result of improved weather conditions in the Northern Hemisphere and lower levels of activity in the first and fourth quarters as weather conditions worsen.

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
Sharing Business
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table presents information about the number of rides from the Sharing Business reportable segment and the associated gross profit for the three months ended September 30, 2023 and 2022, in thousands except Rides and
Average Rides per Deployed Vehicle per Day:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Rides	9,688,951	14,893,282	(5,204,331)	(35)%
Average Rides per Deployed Vehicle per Day (x)	1.33	1.49	$(0.16)	(11)%

Revenues from sharing	$51,923	$67,279	$(15,356)	(23)%
Cost of sharing, exclusive of depreciation	23,666	31,262	(7,596)	(24)%
Depreciation on sharing vehicles	9,411	11,681	(2,270)	(19)%
Total Cost of Sharing	33,077	42,943	(9,866)	(23)%
Sharing gross profit	$18,846	$24,336	$(5,490)	(23)%

The decrease in rides of 5.2 million during the three months ended September 30, 2023, compared to the same period last year, is due to numerous factors, including the exit from jurisdictions we operated in that were high volume but low profitability during 2022, an increase in inclement weather experienced in the quarter, which is defined as weather during riding hours that contains precipitation, and availability of deployed vehicles in productive locations. RpD decreased by 0.16 in the third quarter of 2023 as compared to the third quarter of 2022. We continue to focus on a number of initiatives to ensure that our fleet of vehicles are being optimized, which includes increasing efforts to reduce repair turnaround time, and optimize placement of the vehicles to increase rider share.

Commensurate with the decrease in rides, this quarter’s Sharing Revenue decreased by $15.4 million, or 23%, for the three months ended September 30, 2023, compared to the same period last year. Included in Sharing Revenue is breakage revenue of $3.0 million for aged wallet balances, the likelihood of use of which has been considered remote.

The Cost of Sharing Revenue, exclusive of Depreciation decreased by $7.6 million, or 24%, primarily due to a reduction in Fleet Manager payments resulting from decreased rides in the quarter and a change in the effective fleet manager payment rate which was affected by the closure of several jurisdictions in which we paid higher payments. Transaction fees, which are primarily driven by customer wallet top-ups and rides, also decreased as compared to the prior year quarter due to the reduced rides.
Depreciation on Sharing vehicles decreased by $2.3 million, or 19%, for the three months ended September 30, 2023, compared to the same period last year. The decrease was primarily driven by the decrease in Vehicles, net due to impairments recorded in 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table presents information about the number of rides from the Sharing Business reportable segment and the associated gross profit for the nine months ended September 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Rides	22,503,415	34,895,841	(12,392,426)	(36)%
Average Rides per Deployed Vehicle per Day (x)	1.13	1.35	$(0.22)	(16)%

Revenues from sharing	$127,204	$158,109	$(30,905)	(20)%
Cost of sharing, exclusive of depreciation	58,110	85,665	(27,555)	(32)%
Depreciation on sharing vehicles	26,929	39,045	(12,116)	(31)%
Total Cost of Sharing	85,039	124,710	(39,671)	(32)%
Sharing gross profit	$42,165	$33,399	$8,766	26%

In the nine months ended September 30, 2023, our overall ride volume decreased by 12.4 million rides compared to the same period last year due to numerous factors, including the exit from jurisdictions we operated in that were high volume but low profitability during 2022, an increase in inclement weather experienced in the quarter, which is defined as weather during riding hours that contains precipitation, and availability of deployed vehicles in productive locations. RpD decreased by $0.22 in the nine months ended September 30, 2023 as compared to 2022. We continue to focus on a number of initiatives to ensure that our fleet of vehicles are being optimized, which includes increasing efforts to reduce repair turnaround time, and optimize placement of the vehicles to increase rider share.

Commensurate with the decrease in rides, this year’s sharing revenue decreased by $30.9 million, or 20%, for the nine months ended September 30, 2023, compared to the same period last year. Included in Sharing Revenue is breakage revenue of $12.3 million for aged wallet balances, the likelihood of use of which has been considered remote.

The improvement in our Cost of Sharing Revenue, exclusive of Depreciation of $27.6 million, or 32% was primarily due to a reduction in fleet manager payments due to decreased rides in the quarter as well as a change in the effective fleet manager payment rate due to the closure of several jurisdictions in which we paid higher payments. Transaction fees, which are primarily driven by customer wallet top-ups and rides, also decreased as compared to the prior year due to the reduced rides.
Depreciation on Sharing vehicles decreased by $12.1 million, or 31%, for the nine months ended September 30, 2023, compared to the same period last year. The decrease was primarily driven by the decrease in Vehicles, net due to impairments recorded in 2022.

Platform Business
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table presents information about the number of rides from the Platform Business reportable segment and the associated gross profit for the three months ended September 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Rides	921,847	1,593,280	(671,433)	(42)%
Average Rides per Deployed Vehicle per Day (x)	1.16	1.74	(0.58)	(33)%

Revenues from platform business	$1,332	$1,891	$(559)	(30)%
Cost of platform revenue	419	886	(467)	(53)%
Platform gross profit	$913	$1,005	$(92)	(9)%
The Platform business earns revenues through the sale of vehicles to its platform partners, as well as through per-ride service and license fees for use of our proprietary software platform and tools. Rides in the platform segment decreased 42% as compared to the prior quarter. Prior to its acquisition on January 3, 2023, Bird Canada was classified as a Platform partner and its results were included in this segment in 2022. The rides accruing to Bird Canada after January 3, 2023 are now included in the results of our Sharing segment. The Company did not have any sales of vehicles to Platform partners in the quarter but anticipates future vehicle sales to Platform partners, though the timing and volume of such purchases is not guaranteed.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table presents information about the number of rides from the Platform Business reportable segment and the associated gross profit for the nine months ended September 30, 2023 and 2022, in thousands except Rides and Average Rides per Deployed Vehicle per Day:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Rides	2,098,370	3,421,962	(1,323,592)	(39)%
Average Rides per Deployed Vehicle per Day (x)	1.14	1.54	(0.40)	(26)%

Revenues from platform business	$2,968	$9,087	$(6,119)	(67)%
Cost of platform revenue	1,149	6,023	(4,874)	(81)%
Platform gross profit	$1,819	$3,064	$(1,245)	(41)%
The Platform business earns revenues through the sale of vehicles to its platform partners, as well as through per-ride service and license fees for use of our proprietary software platform and tools. Rides in the platform segment decreased 39% as compared to the prior year. Prior to its acquisition on January 3, 2023, Bird Canada was classified as a Platform partner and its results were included in this segment in 2022. The rides accruing to Bird Canada after January 3, 2023 are now included in the results of our Sharing segment. In the prior year, Bird Canada also made significant vehicle purchases to update its fleet, which were included in Platform revenues, which will not recur as Bird Canada is now a subsidiary of Bird and new vehicle additions would be considered capital investments. Certain other vehicle purchases from 2022 have not recurred in the nine months ended September 30, 2023. The Company anticipates future vehicle sales to Platform partners, though the timing and volume of such purchases is not guaranteed.

Retail Sales
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table presents information about the Retail Sales reportable segment and the associated revenue and gross profit (loss) for the three months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenues from retail sales	$1,075	$3,689	$(2,614)	(71)%
Cost of vehicle sales	1,595	1,319	276	21%
Retail sales gross profit (loss)	$(520)	$2,370	$(2,890)	122%
Retail Sales revenue decreased by $2.6 million, or 71%, for the three months ended September 30, 2023, compared to the same quarter last year. The decrease was primarily driven by the decision in 2022 to exit the retail arm of our business, as we are no longer actively marketing our vehicles in the retail marketplace. We do not expect significant margins on these sales going forward.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table presents information about the Retail Sales reportable segment and the associated revenue and gross profit (loss) for the nine months ended September 30, 2023 and 2022, in thousands:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenues from retail sales	$2,029	$7,803	$(5,774)	(74)%
Cost of vehicle sales	2,339	7,203	(4,864)	(68)%
Impairment of Product Sales Inventory (Retail)	—	31,769	(31,769)	(100)%
Retail sales gross loss	$(310)	$(31,169)	$30,859	99%
Retail sales revenue decreased by $5.8 million, or 74%, for the nine months ended September 30, 2023, compared to the prior year. The decrease was primarily driven by the decision in 2022 to exit the retail arm of our business, as we are no longer actively marketing our vehicles in the retail marketplace. As a result, we recognized an impairment charge on our product sales inventory of $31.8 million in the second quarter of 2022. Current sales of our e-bikes and scooters are only to clear existing inventory balances, and we do not expect significant margins on these sales as an impairment of the inventory value was booked in 2022 to lower cost to its net realizable value.
Cost of Retail Sales Revenue decreased for the three and nine months ended September 30, 2023, compared to the same period last year due to the decreased sales.

Operating Expenses
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
The following table presents information on the Company’s general and administrative, selling and marketing, and research and development expenses for the three months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,
	2023
	G&A	S&M	R&D	Loss on Disposal	Total
People costs	$11,912	$589	$662	$—	$13,163
Stock-based compensation	4,710	34	(505)	—	4,239
Logistics and facilities	3,570	—	246	—	3,816
Other operating expenses	9,777	5	856	—	10,638
Depreciation & amortization	297	—	40	—	337
Restructuring/severance	1,124	141	113	—	1,378
Advertising & marketing	—	194	—	—	194
Loss on Disposal of Fixed Assets	—	—	—	107	107
Total operating expenses	$31,390	$963	$1,412	$107	$33,872

	Three Months Ended September 30,
	2022
	G&A	S&M	R&D	Impairment	Total
People costs	$15,443	$1,970	$3,798	$—	$21,211
Stock-based compensation	(13,767)	560	2,891	—	(10,316)
Logistics and facilities	7,230	—	288	—	7,518
Other operating expenses	7,014	28	2,009	—	9,051
Depreciation & amortization	345	2	77	—	424
Restructuring/severance	611	147	323	—	1,081
Advertising & marketing	—	470	—	—	470
Total operating expenses	$16,876	$3,177	$9,386	$—	$29,439
General and Administrative Expenses
General and administrative expenses increased by $14.5 million, or 86%, for the three months ended September 30, 2023, compared to the same period last year due to a $32.0 million reversal of stock-based compensation expense recognized in the prior year for certain forfeitures compared to $5.5 million in current quarter. We have focused on reducing cost throughout the business, and as a result, we have experienced a savings of $3.5 million in People costs as compared to the same period in the prior year through reductions in force that occurred in the second half of 2022, as well as at the beginning of this quarter. In July of 2023, we announced a reduction in force initiative focused on ensuring that our people costs in the North American region are aligned with the size of our operations.
Other operating expenses increased by $2.8 million as a result of higher legal fees incurred primarily related to the ongoing SEC investigation and shareholder litigation, as well as due to fees spent relating to the Spin Acquisition during the three months ended September 30, 2023, compared to the same period last year. We expect to continue our focus on optimizing our cost structures over the remainder of the year, though we expect certain professional fees to remain at elevated levels due to the matters discussed in Note 12 of the Condensed Consolidated Financial Statements presented earlier in this 10-Q.
As we focused on efficiencies, our Logistics and Facilities expenses decreased by $3.7 million.

Selling and Marketing Expenses
Selling and marketing expenses decreased by $2.2 million for the three months ended September 30, 2023, compared to the same period last year due to our decision to focus our attention and funds on optimal placement of vehicles instead of on third party advertising initiatives.
Research and Development Expenses
Research and development expenses decreased by $8.0 million, or 85% for the three months ended September 30, 2023, as compared to the same period last year, due to the reduction in personnel during the year.
Interest Income
Interest income was not material for the current and comparative periods.
Interest Expense
Interest expense decreased by $1.8 million, or 47%, for the three months ended September 30, 2023, compared to the same period last year, primarily attributable to a decrease in the outstanding debt balances on the Apollo Credit Agreement. Since the Company elected to record the senior convertible notes payable at fair value, interest expense on the notes is embedded in the fair value adjustment and recorded in Other Income, net instead.
Other Income (expense), Net
Other income, net was $0.1 million for the three months ended September 30, 2023, as compared to other expense of $3.9 million in the same period last year, reflecting a decrease of $4.0 million, or 102% in the current year period. A majority of the total decrease is attributable to the impact of the MTM adjustments of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing and $0.8 million is attributable to the MTM adjustment of senior secured convertible notes measured at fair value.
Provision for Income Taxes
Provision for income taxes increased by $2.9 million for the three months ended September 30, 2023 compared to the same period last year, based on the calculation of taxable income between jurisdictions that are covered by valuation allowances for accounting purposes and those that are not.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
The following table presents information on the Company’s general and administrative, selling and marketing, and research and development expenses for the nine months ended September 30, 2023 and 2022, in thousands:

	Nine Months Ended September 30,
	2023
	G&A	S&M	R&D	Loss on Disposal	Total
People costs	$37,596	$2,851	$5,940	$—	$46,387
Stock-based compensation	16,766	250	424	—	17,440
Logistics and facilities	12,798	2	763	—	13,563
Other operating expenses	22,470	19	4,250	—	26,739
Depreciation & amortization	927	2	167	—	1,096
Restructuring/severance	2,897	420	581	—	3,898
Advertising & marketing	—	538	—	—	538
Loss on Disposal of Fixed Assets	—	—	—	848	848
Total operating expenses	$93,454	$4,082	$12,125	$848	$110,509

	Nine Months Ended September 30,
	2022
	G&A	S&M	R&D	Impairment	Total
People costs	$51,948	$8,063	$13,194	$—	$73,205
Stock-based compensation	69,344	2,026	10,669	—	82,039
Logistics and facilities	23,276	51	1,004	—	24,331
Other operating expenses	37,879	64	6,563	—	44,506
Depreciation & amortization	1,589	15	263	—	1,867
Restructuring/severance	1,883	493	530	—	2,906
Advertising & marketing	—	2,875	—	—	2,875
Impairment of assets	—	—	—	215,822	215,822
Total operating expenses	$185,919	$13,587	$32,223	$215,822	$447,551
General and Administrative Expenses
General and administrative expenses decreased by $92.5 million, or 50%, for the nine months ended September 30, 2023, compared to the same period last year. We have focused on reducing cost throughout the business, and as a result, we have experienced savings of $14.4 million in People Costs as compared to the same period in the prior year through reductions in force that occurred in the second half of 2022. In July of 2023, we announced a reduction in force initiative focused on ensuring that our People Costs in the North American region are aligned with the size of our operations.
Other operating expenses also decreased by $15.4 million, or 41% as we began the journey to optimize our third party spend in professional fees and technology costs. We expect to continue our focus on optimizing our cost structures over the remainder of the year, though we expect certain professional fees to remain at elevated levels due to the matters discussed in Note 12 of the Condensed Consolidated Financial Statements presented earlier in this 10-Q.
Stock-based compensation expense declined significantly as compared to the prior year quarter due to certain one year vesting awards completing their vesting in the fourth quarter of 2022, and the general impact of a decrease in our stock price on the fair value of new awards.
As we focused on efficiencies, our Logistics and Facilities expenses also decreased by $10.5 million, or 45%.

Selling and Marketing Expenses
Selling and marketing expenses decreased by $9.5 million, or 70% for the nine months ended September 30, 2023, compared to the same period last year due to our decision to focus our attention and funds on optimal placement of vehicles instead of on third party advertising initiatives.
Research and Development Expenses
Research and development expenses decreased by $20.1 million, or 62% for the nine months ended September 30, 2023, in relation to the prior year’s quarter primarily due to the reduction in personnel during the year.
Loss on the disposal of assets
The Company recognized a $0.8 million loss on disposal for certain models of vehicles that reached the end of life due to damage, wear and tear earlier than expected, offset by proceeds obtained on their disposal during the nine months ended September 30, 2023. No such loss was recorded in the prior year comparatives.
Impairment of assets
Impairment of assets was $215.8 million for the nine months ended September 30, 2022, resulting from non-cash impairment charges related to goodwill and certain vehicle deposits, vehicles, spare parts, and contractual deposits. No such impairments recorded for the for the nine months ended September 30, 2023.
Interest Income
Interest income was not material for the current and comparative periods.
Interest Expense
Interest expense decreased by $2.0 million, or 25%, for the nine months ended September 30, 2023, compared to the same period last year, primarily attributable to a decrease in the outstanding debt balance.
Other Income, Net
Other income, net was $2.4 million for the nine months ended September 30, 2023, as compared to $128.2 million in the prior year quarter, reflecting a decrease of $125.8 million, or 98% in the current year. Of the total decrease, $130.7 million is attributable to the impact of the MTM adjustments of certain liability-classified equity instruments, including derivative liabilities assumed in connection with the senior preferred stock financing and derivative liabilities assumed in connection with the Business Combination and PIPE Financing and $0.2 million is attributable to the MTM adjustment of senior secured convertible notes measured at fair value.
Provision for Income Taxes
Provision for income taxes increased by $2.7 million for the nine months ended September 30, 2023, compared to the same period last year, due to the anticipated split of taxable income between jurisdictions that are covered by valuation allowances for accounting purposes and those that are not.

Non-GAAP Financial Measures

We review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe that these non-GAAP financial measures are important supplemental measures that allow management and users of the Company’s financial statements to view operating trends and analyze controllable operating performance on a comparable basis between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except as otherwise noted)
Non-GAAP Financial Metrics
Ride Profit (before Vehicle Depreciation)	$29.5	$37.7	$71.0	$76.6
% of Sharing Revenue	57%	56%	56%	48%
Ride Profit (after Vehicle Depreciation)	$20.1	$26.0	$44.1	$37.3
% of Sharing Revenue	39%	39%	35%	24%
Adjusted EBITDA	$2.1	$0.3	$(14.7)	$(68.2)
Adjusted Operating Expenses	$27.2	$40.0	$85.9	$146.1
Free Cash Flow	$7.0	$(1.2)	$(19.9)	$(131.6)
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

The following table presents a reconciliation of Ride Profit (before Vehicle Depreciation) and Ride Profit (after Vehicle Depreciation) to gross profit (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Gross profit	$19.2	$27.7	$43.7	$5.3
Vehicle depreciation	9.4	11.7	26.9	39.3
Vehicle count adjustments (1)	0.7	0.9	0.6	1.5
Product Sales division (2)	0.1	(2.6)	(0.2)	30.5
Ride Profit (before Vehicle Depreciation)	29.5	37.7	71.0	76.6
Vehicle depreciation	(9.4)	(11.7)	(26.9)	(39.3)
Ride Profit (after Vehicle Depreciation)	$20.1	$26.0	$44.1	$37.3
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Net loss	$(19.8)	$(9.8)	$(73.4)	$(322.3)
Interest income	—	—	(0.1)	(0.1)
Interest expense	2.0	3.8	5.9	7.9
Provision for income taxes	3.3	0.4	3.2	0.5
Depreciation and amortization	9.7	12.1	28.0	41.2
Vehicle count adjustments	0.7	0.9	0.6	1.5
Stock-based compensation expense	4.2	(10.3)	17.4	82.0
Other income (expense), net	(0.1)	3.9	(2.4)	(128.2)
Legal settlements and reserves	0.6	(1.7)	1.4	(0.8)
Impairment of product sales inventory	—	—	—	31.8
Impairment of assets	—	—	—	215.8
Other non-recurring, non-cash, or non-core items (1)	1.5	1.0	4.7	2.5
Adjusted EBITDA	$2.1	$0.3	$(14.7)	$(68.2)
______________
(1)Consists primarily of $0.1 million loss on disposal of vehicles for the three and nine months ended September 30, 2023 and $1.4 million and $3.9 million of restructuring costs for the three and nine months ended September 30, 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Total operating expenses	$33.9	$29.4	$110.5	$447.6
Impairment of assets	—	—	—	(215.8)
Depreciation and amortization (1)	(0.3)	(0.4)	(1.1)	(1.9)
Stock-based compensation expense	(4.2)	10.3	(17.4)	(82.0)
Legal settlements and reserves	(0.6)	1.7	(1.4)	0.8
Other non-recurring, non-cash, and non-core items	(1.5)	(1.0)	(4.7)	(2.5)
Adjusted Operating Expenses	$27.2	$40.0	$85.9	$146.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Net cash provided by (used in) operating activities	$7.0	$2.2	$(16.5)	$(44.9)
Capital Expenditures(1)	—	(3.4)	(3.4)	(86.7)
Free Cash Flow	$7.0	$(1.2)	$(19.9)	$(131.6)
______________
(1)Capital expenditures were primarily made up of purchases of vehicles, which were $nil million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively, and $3.2 million and $86.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities, in particular proceeds from the Business Combination, PIPE Financing, and the issuance of preferred stock and debt. As of September 30, 2023, we had unrestricted cash and cash equivalents totaling $10.2 million. Our cash equivalents are primarily money market securities held with financial institutions we believe to be of high credit quality. Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the condensed consolidated financial statements included in this Quarterly Report are issued.
Our cash generated from operations, similar to our sharing revenues, are seasonal and are reliant to a large degree on the weather in each region that we operate in. With large footprints in Europe and North America, our market operating windows and incoming cash flows are higher in the second and third quarters of the year, with winter weather impacting our abilities to operate markets and generate commensurate cash inflows for parts of the first and fourth quarters. While we take every effort to leverage variable cost structures in these markets to lessen the impact of market closures during the winter, some fixed costs in dormant markets exist and consume cash resources.
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
We believe that there is substantial doubt as to whether our cash and cash equivalents as of September 30, 2023 are sufficient to fund our operating and capital needs for at least the next 12 months from the issuance of this Quarterly Report. We have generally incurred recurring losses and negative cash flows since inception and have an accumulated deficit of $1.6 billion as of September 30, 2023. For the nine months ended September 30, 2023, we used approximately $16.5 million of cash in operations, which is a significant improvement over the prior year’s comparative period use of cash of $44.9 million. Our ability to fund working capital, make capital expenditures, and service our debt will depend on our ability to generate cash from operating activities, which is subject to our future operating success, our ability to continue to reduce and optimize operating costs and obtain financing on reasonable terms, which is subject to factors beyond our control, including general economic, political, and financial market conditions. The capital markets have in the past experienced, are currently experiencing, and may in the future experience, periods of volatility that could impact the availability and cost of equity and debt financing and there can be no assurances that such financing will be available to us on satisfactory terms, or at all. Effective September 25, 2023, the Company’s shares of Class A Common Stock and Warrants were delisted from the NYSE and are now traded on the OTCQX, which is more volatile than the NYSE and may result in a continued diminution in value of our shares further impacting the Company’s ability to raise capital in the public markets and precludes our ability to sell shares under our ATM Agreement. Furthermore, the Company is heading into its shoulder season, with reduced cash inflows as some markets in the Northern Hemisphere close due to winter weather.
As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital to supplement the Company’s capitalization and liquidity and expects that the Company will seek to additionally fund its operations through proceeds from issuing debt securities or one or more equity raises, but there can be no assurance that such financing will be available on terms commercially acceptable to the Company, or at all. Our ability to continue as a going concern may depend on our ability to obtain additional capital, as there can be no assurance that we will be able to generate positive cash flow from operations in the future. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If adequate capital is not available to us when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Our consolidated results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.
Accordingly, we plan to continue to closely monitor our operating forecast, reduce our operating expenses, and pursue additional sources of outside capital. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above or elsewhere in this Quarterly Report.

    On September 19, 2023, we acquired the shares of Skinny Labs, Inc., doing business as Spin, which consolidates us as one of the largest micromobility operators in the United States. We believe the markets we acquired through this acquisition will be accretive after a period of integration of operations, and that the acquisition will lead to operational synergies of approximately $20.0 million.
As of September 30, 2023, the Company has commitments related to the Spin Acquisition Agreement for the VTB Note Payable of $2.4 million and Cash Hold-back of $1.0 million due within the next 12 months. See Note 8 — Notes Payable and Note 3 - Acquisitions for further discussion.
As of September 30, 2023, we had $10.2 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within a timeframe significantly less than the next twelve months from the date of issuance of this Quarterly Report. If the Company is unable to raise additional capital or generate cash flows necessary to continue operations will need to scale back or discontinue certain or all operations in order to reduce costs or seek bankruptcy protection, which would harm our business, financial condition, and results of operations. As such, these factors raise substantial doubt about our ability to continue as a going concern.
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
On September 19, 2023, the Company entered into an Amended and Restated Loan Agreement with MidCap Financial Trust to amend and restate, in its entirety, that certain Loan and Security Agreement, dated April 27, 2021. The Amended and Restated Loan Agreement provides for, among other things, (a) an additional advance of $6 million, to be used for, among other things, the completion of the transactions contemplated under the Spin Acquisition Agreement, (b) an extension of the maturity date of the loan to July 12, 2025, (c) amendments to the monthly amortization payment amounts and (d) the extension of the senior security in favor of the Administrative Agent to include substantially all of the assets of the Company, Bird Rides and certain of the Company’s other material US subsidiaries.
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
During the year ended December 31, 2022, the Company sold 0.3 million shares of Class A Common Stock for proceeds of $3.2 million under the terms of the Purchase Agreement. All proceeds were used to repay the Promissory Note under the terms set forth in the Purchase Agreement. As consideration for Yorkville’s commitment to purchase shares of Class A Common Stock at the Company’s direction under the Purchase Agreement, the Company also issued 8,000 Commitment Fee Shares during the year ended December 31, 2022. On February 15, 2023, the remaining outstanding balance under the Promissory Note was repaid. There was no outstanding principal balance under the Promissory Note as of September 30, 2023 and we do not intend for this facility to provide liquidity in the future.
Bird Canada Transaction Convertible Senior Secured Notes
In December 2022, Bird Global issued and sold an aggregate principal amount of $30.1 million of its 12.0% Convertible Senior Secured Notes due December 30, 2027. The Note holders are entitled to convert the Notes into shares of Class A Common Stock at any time at a conversion rate of approximately 139 shares of Class A Common Stock per $1,000 principal amount of the Notes, equivalent to a conversion price of approximately $7.1942 per share, subject to specified anti-dilution adjustments, including adjustments for issuance of Class A Common Stock below the conversion price. In addition, following certain corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate event up to a maximum of approximately 29 shares per $1,000 principal amount of Notes. In certain circumstances, conversion will be limited unless the Company obtains stockholder approval to issue such shares.
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
In January 2023, the Company entered into the Share Purchase Agreement with Bird Canada and certain other parties thereto, which, among other things, resulted in the acquisition of all of the issued and outstanding shares of Bird Canada in exchange for the issuance by Bird Global of an aggregate principal amount of approximately $27.0 million of its 12.0% Convertible Senior Secured Notes due 2027, 728,175 shares of the Company's Class A Common Stock, and a nominal amount of cash consideration. The total assumed long-term debt was at fair value at the time of the acquisition and was revalued at September 30, 2023 end to reflect the period end fair value.
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

In the third quarter of 2023, the Company issued 312,843 shares under the ATM Facility resulting in net cash flows of $0.2 million.
Effective September 25, 2023, the Company’s shares of Class A Common Stock and warrants were delisted from the NYSE. Accordingly, the Company is no longer eligible to utilize the previously filed Registration Statement on Form S-3, and no further shares will be sold under the ATM Facility.
Cash Flows
The following table presents a summary of our consolidated cash flows provided by (used in) operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(16,527)	$(44,903)
Net cash used in investing activities	(9,853)	(86,786)
Net cash provided by financing activities	$2,557	$52,611
Operating Activities
Net cash used in operating activities was $16.5 million for the nine months ended September 30, 2023, primarily consisting of $73.4 million of net loss adjusted for $6.8 million related to changes in working capital, $2.7 million of MTM adjustments of derivative liabilities and fair valued Notes, $0.8 million gain on disposal of fixed assets, $0.3 million of bad debt expense, offset by $28.1 million of depreciation and amortization, $17.4 million of stock-based compensation expense, $4.9 million of non-cash vehicle expenses, and $1.8 million of amortization of debt issuance costs and discounts. The cash used in working capital was largely driven by a decrease in deferred revenue, other liabilities and accrued expenses, offset by decreases in prepaid expenses, accounts receivable, inventory and other assets.

Net cash used in operating activities was $44.9 million for the nine months ended September 30, 2022, primarily consisting of $322.3 million of net income, adjusted by $132.6 million in MTM adjustments of derivative liabilities, offset by $215.8 million impairment of assets, $82.0 million of stock-based compensation expense, $31.8 million impairment of product sales inventory, $41.0 million in depreciation and amortization, $20.6 million changes in working capital and $10.3 million of non-cash vehicle expenses. The cash provided by working capital was largely driven by an increase in accounts payable, accrued expenses and deferred revenue and a decrease in inventory, offset by increases in prepaid expenses and accounts receivable and a decrease in other liabilities.
Investing Activities
Net cash used in investing activities was $9.9 million for the nine months ended September 30, 2023, primarily consisting of $6.8 million of cash used in the acquisition of Spin, net of cash acquired for the acquisition of Spin.
Net cash used in investing activities was $86.8 million for the nine months ended September 30, 2022, primarily consisting of $86.3 million of cash used for the purchases of vehicles.
Financing Activities
Net provided by financing activities was $2.6 million for the nine months ended September 30, 2023, primarily consisting of $13.5 million repayment of debt, offset by $14.6 million of additional financing.
Net cash provided by financing activities was $52.6 million for the nine months ended September 30, 2022, primarily consisting of $109.1 million of proceeds from issuance of debt, net of issuance costs, offset by $54.7 million repayment of debt.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Bird—Critical Accounting Policies and Estimates” in our 2022 Form 10-K and the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Form 10-K.
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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the Company’s business strategy and plans, the anticipated impact from the Acquisition; risks relating to the restatement of our consolidated financial statements; the potential impact of a material weakness in our internal control over financial reporting; the current macroeconomic environment, labor and inflationary pressures, and rising interest rates, on our business, financial condition, and results of operations; risks related to the delisting of our Class A Common Stock and Warrants from the New York Stock Exchange (“NYSE”); our ability to successfully appeal our delisting from the NYSE; our ability to cure our NYSE price deficiency and meet the continued listing requirements of the NYSE; our ability to meet the eligibility requirements of OTCQX; risks related to our common stock constituting a “penny stock”; our ability to successfully achieve the operating efficiencies related to cost reduction initiatives; our ability to successfully integrate acquisitions and realize the associated operational synergies; risks related to our relatively short operating history and our new and evolving business model, which makes it difficult to evaluate our future prospects, forecast financial results, and assess the risks and challenges we may face; our ability to achieve or maintain profitability in the future; our ability to retain existing riders or add new riders; our Fleet Managers’ ability to maintain vehicle quality or service levels; our ability to evaluate our business and prospects in the new and rapidly changing industry in which we operate; risks related to the impact of poor weather and seasonality on our business; our ability to obtain vehicles that meet our quality specifications in sufficient quantities on commercially reasonable terms; our ability to compete successfully in the highly competitive industries in which we operate; risks related to our substantial indebtedness and liquidity; our ability to secure additional financing; risks related to the effective operation of mobile operating systems, networks and standards that we do not control; risks related to action by governmental authorities to restrict access to our products and services in their localities; risks related to claims, lawsuits, arbitration proceedings, government investigations and other proceedings to which we are regularly subject; risks related to compliance, market and other risks, including the ongoing conflict between Ukraine and Russia, and Israel and Hamas, in relation to any expansion by us into international markets; and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and Part II, Item 1A. “Risk Factors” in this Quarterly Report, and described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our credit facilities. In April 2021, the SPV entered into the Apollo Credit Agreement which, as amended, provides for borrowings of up to $150.0 million at a per annum rate of interest equal to the greater of (a) 1.00% and (b) the sum of (x) SOFR plus (y) 0.1% (10 basis points), plus a margin of 7.5%. The Company has $5.0 million remaining available under the Vehicle Financing Facility, and the outstanding balance under the Vehicle Financing Facility was $40.9 million as of September 30, 2023.
On December 30, 2022, the Company issued and sold an aggregate principal amount of $30.1 million of its Convertible Senior Secured Notes due in December 2027. On January 3, 2023, the Company issued an aggregate principal amount of $27.0 million of additional notes in exchange for the Bird Canada acquisition. On March 20, 2023, the Company issued an aggregate principal amount of $2.8 million of follow on funding in exchange for cash. All of the notes are 12.0% Convertible Senior Notes due in December 2027. The Notes shall accrue interest at a per annum rate equal to 12% payable semi-annually in arrears.
The outstanding balance of the Notes was $59.0 million as of September 30, 2023, which includes a loss of $0.8 million and a gain of $0.2 million for the three and nine months ended September 30, 2023 (2022 - $nil), respectively. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. At this time, we do not, but we may in the future, use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt.
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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 12 under the subsection titled “Litigation and Indemnification” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, including the risks and uncertainties described below, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, quarterly reports on Form 10-Q, and in current reports on Form 8-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K.

Risks Relating to the Company’s Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern and management’s plans to alleviate this condition may be unsuccessful. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our operations.

Our expectation to generate operating losses and negative operating cash flows over the winter shoulder season and absent significant impact of our cost reduction initiatives, the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report for a discussion of our cash position. Accordingly, we are seeking to obtain additional financings and will continue to reduce spending in the remainder of 2023 and in 2024. However, due to several factors, including those outside management’s control, there can be no assurance that we will be able to obtain or complete additional financings. If we are unable to complete additional financings, management’s plans include further reducing or delaying operating expenses. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of our unaudited condensed consolidated financial statements included in this Quarterly Report.

Our fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct operations. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire assets and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, which may result in terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

In addition, in September 2023, our common stock was delisted from the NYSE and is currently traded on the OTCQX. The delisting of our securities from the NYSE is expected to adversely impact our ability to raise capital in the public markets and will preclude our ability to sell shares under our ATM Agreement at a time when we are heading into our shoulder season, during which we expect reduced cash inflows from markets located in the Northern Hemisphere due to winter weather and the resulting reduction in the demand for our products and services in such markets.

In addition to general economic and capital market trends and conditions, our ability to raise sufficient additional capital to finance its operations from time to time will depend on a number of factors specific to our operations such as operating revenues and expenses, progress in development of our product and service offerings, and our ability to successfully integrate Spin into our existing operations and realize the desired benefits of such acquisition in a timely manner.

If we are unable to obtain funding on a timely basis, or if revenues from our operations or financing sources available to us are less than we have projected, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.

As a result, our business, financial condition and results of operations could be materially affected, and your investment in us could be materially impaired.

Any failure to comply with any of the covenants under any of our Amended and Restated Apollo Loan Agreement or Convertible Senior Secured Notes could cause an event of default, and, due to cross-default provisions, could represent an event of default with the other, or the VTB Note Payable, and could have a material adverse effect on our business.

The Company has concluded that these circumstances create substantial doubt regarding its ability to continue as a going concern. The Company does not anticipate maintaining compliance with certain covenants under the Amended and Restated Apollo Loan Agreement, the Convertible Senior Secured Notes, or the VTB Note Payable over the next twelve months and may not be able to restructure, refinance or otherwise satisfy its obligations under the credit facilities. The Company is therefore evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Amended and Restated Apollo Loan Agreement to address any existing or future defaults and have initiated discussions with financial advisors to assist the Company. If the Company is unable to reach an agreement with its lenders or find acceptable alternative financing, the lenders or noteholders may choose to accelerate repayment. If the Company's lenders or its noteholders accelerate the payment of amounts outstanding under any of the Credit Facilities, the Company does not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so.

The Company cannot provide any assurances that it will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of its outstanding indebtedness or to provide sufficient liquidity to meet its operating needs. If the Company is unsuccessful in its efforts to restructure and obtain new financing, it may be necessary for it to seek protection from creditors under Chapter 11, or an involuntary petition for bankruptcy may be filed against it.

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and may experience business disruptions if we were to implement restructuring, realignment and cost reduction activities.

Over the past year, we have announced several cost reduction initiatives, including changes in our Fleet Manager business model, employee terminations and vehicle deployment. While we have started to realize the efficiencies of these actions, these activities may not produce the full efficiency and cost reduction benefits we expect. Further, such benefits may be realized later than expected, and the ongoing costs of implementing these measures may be greater than anticipated. If these measures are not successful or sustainable, we may be required to undertake restructuring, realignment and additional cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans may be adversely affected and we could experience business disruptions with customers and elsewhere if any such restructuring and realignment efforts prove ineffective.

We may be subject to United States Bankruptcy Court proceedings in the near future, which would pose significant risks to our business and to our investors.

As we do not anticipate maintaining compliance with all covenants under our Amended and Restated Apollo Loan Agreement, VTB Promissory Note over the next twelve months, we are evaluating the available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Facilities to address any existing or future defaults, and we have engaged financial and legal advisors to assist us. However, we cannot provide any assurances that we will be successful in any restructuring of existing debt obligations or obtaining capital sufficient to fund the refinancing of our outstanding indebtedness or to provide sufficient liquidity to meet our operating needs. If our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11. If an agreement is reached and we decide to pursue a restructuring, it may be necessary for us and certain of our affiliates to file voluntary petitions for relief under Chapter 11 in order to implement a restructuring through a plan of reorganization before the bankruptcy court. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring, or if further events or developments arise that necessitate us seeking relief under Chapter 11. It may be necessary to commence such a bankruptcy case in the near future. Also, if an agreement is not reached, certain creditors could commence involuntary bankruptcy cases against us if we are not able to satisfy our obligations under our debt agreements, including our Credit Facilities.

So long as a bankruptcy case continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy cases also might make it more difficult to retain management and other personnel necessary to the success and growth of our business. In addition, the longer a bankruptcy case continues, the more likely it is that our customers, dealers and suppliers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships.

It is not possible to predict the outcome of any bankruptcy case that may occur. In the event of a bankruptcy case, there can be no assurance that we would be able to restructure as a going concern or successfully propose or confirm a plan of reorganization that provides for the continuation of the business post-bankruptcy.

We have initiated discussions with a financial advisor to explore financial and strategic alternatives, which could include dilutive financings, strategic partnerships, sale of the company or bankruptcy.

We have initiated discussions with a financial advisor to identify and evaluate possible financial and strategic alternatives and their implications for the Company. No assurance can be given as to whether any particular recommended financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to pursue a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stakeholders. In addition, if we file for bankruptcy, it may cause disruption in services or supplies from critical vendors required to continue operations, negatively impact sales and collections from customers and negatively impact employee relations.

Risks Relating to Bird Global Inc.’s Business Structure

Bird Global, Inc. is reliant on its management team.

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its senior management. While employment agreements or management agreements and equity incentives that vest over time are customarily used as a primary method of retaining the services of key employees, these agreements and equity incentives cannot assure the continued services of such employees. Any loss of the services of such individuals could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.

Bird Global, Inc. is a holding company.

Bird Global, Inc. is a holding company and essentially all of its assets constitute the capital stock of its subsidiaries. As a result, investors are subject to the risks attributable to Bird Global Inc.’s subsidiaries. As a holding company, Bird Global, Inc. conducts substantially all of its business through subsidiaries, which generate substantially all of Bird Global Inc.’s revenues. Consequently, Bird Global, Inc.’s cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of its subsidiaries and the distribution of those earnings to Bird Global, Inc. The ability of these entities to pay dividends and other distributions depends on their operating results and is subject to applicable laws and regulations, which require that solvency and capital standards be maintained by such subsidiaries and contractual restrictions are contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of Bird Global Inc.’s material subsidiaries, holders of indebtedness and creditors may be entitled to payment of their claims from the assets of those subsidiaries before Bird Global, Inc.

Risks Relating to the Company’s Class A Common Stock being Delisted from New York Stock Exchange

Our common stock was delisted from The New York Stock Exchange, which could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and reduced liquidity, and could substantially limit our ability to raise additional capital.

Effective at the open of business on September 25, 2023, our common stock was suspended and effectively delisted from The New York Stock Exchange and began trading on the Over-the-Counter OTC Pink Open Market (the “OTC”). The delisting was the result of our non-compliance with NYSE Listing Rule 5550(b). Effective September 29, 2023, our OTC listing was upgraded to the OTCQX® Best Market (the “OTCQX”). We remain a reporting company under the Exchange Act and continue to be subject to the public reporting requirements of the SEC.

The delisting of our shares from The New York Stock Exchange could make it more difficult to dispose of, or obtain accurate quotations for the price of, our shares, and will likely lead to a reduction in the coverage of our company by securities analysts and the news media, which could cause the price of our shares to decline further. In addition, our business may face other adverse consequences as a result of the delisting, such as an increase in negative publicity, a decrease in our ability to access capital markets or otherwise obtain additional financing on terms acceptable to us, a reduction in investor the confidence of our investors and employees, a loss of business development opportunities available to us, some or all of which consequences may result in a further decline in the trading price of our common stock.

In addition, our investors could face significant material adverse consequences as a result of the delisting, such as including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities, which has led to a decline in the trading volume of our stock and thereby diminish the ability of our investors to achieve liquidity.

The delisting of our common stock may also adversely impact the acceptance of our common stock as consideration in connection with future acquisitions of other companies or other strategic transactions, or otherwise reduce the value accorded thereto by other parties in connection with such transactions.

Further, following our delisting, we will also incur additional costs related to our compliance with applicable state “blue sky” laws in connection with any sales of our securities, and the related requirements imposed by such laws could further limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

We have appealed the NYSE’s delisting determination and, while we are hopeful that NYSE will reconsider its decision and relist our common stock, no assurances can be provided that we will be successful in our appeal. Nevertheless, regardless of whether we are able to obtain the relisting our common stock on the NYSE, no assurance can be provided that an active trading market will develop or, if one develops, that it will continue. The lack of an active trading market may limit the liquidity of an investment in our common stock, which would limit the ability of our investors to be able to sell shares of common stock at times, or at prices, acceptable to our investors. Any of these factors may materially adversely affect the price of our common stock.

If we fail to meet the eligibility requirements of OTCQX, we could be removed from the OTCQX which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies whose securities are quoted on the OTCQX must maintain certain eligibility criteria, including having a minimum bid price for of $0.10 per share and a market capitalization of at least $5 million to continue to be quoted on the OTCQX. There is no guarantee that we will continue to meet OTCQX criteria to continue to have our common stock quoted thereon. As a result, failure to be quoted on the OTCQX would cause the Company’s common stock to be quoted on the OTCQB or the Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQX, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQX.

If we fail to file periodic reports with the United States Securities and Exchange Commission, our common stock will not be able to be quoted on the OTCQX.

Although our common stock is quoted on the OTCQX, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQX to securities of issuers that are current in their reports filed with the United States Securities and Exchange Commission (the “SEC”). If we fail to remain current in the filing of our reports with the SEC, our common stock will not be able to be quoted on the OTCQX.

Broker-dealers may be discouraged from effecting transactions in our common stock because it is considered a penny stock and is subject to the penny stock rules.

Our common stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor”, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares of common stock, which could severely limit the market liquidity of our common stock and impede the sale of our common stock in the secondary market.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, so long as our common stock constitutes a “penny stock”, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who cover us, change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who covers us were to cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The market for our common stock is volatile and our stock price could decline.

The price of our common stock, as well as the stock market in general, has been highly volatile, and we expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

Risks Relating to the Company’s Acquisition Strategy

Future strategic initiatives, including acquisitions of businesses and strategic investments, could negatively affect our business, financial condition and results of operations if we fail to integrate the acquired businesses and their employees successfully into our existing operations or achieve the desired results of our initiatives.

As part of our business strategy, we have purchased, and may continue to purchase, the stock or assets of other entities. For example, in September 2023, we completed our acquisition of Spin. In connection with the Spin acquisition, on September 19, 2023, we entered into an Amended and Restated Loan Agreement with MidCap Financial Trust to amend and restate, in its entirety, the Apollo Credit Agreement, dated April 27, 2021, providing for, among other things, (a) an additional advance of $6 million, to be used for, among other things, the completion of the Spin acquisition and the other transactions contemplated under the Spin Acquisition Agreement, (b) an extension of the maturity date to July 12, 2025, (c) amendments to the monthly amortization payment amounts, and (d) the extension of the senior security interest in favor of the Administrative Agent to include substantially all of our assets, including the assets of Bird Rides and certain of our other material U.S. subsidiaries.

Future acquisitions may require additional debt or equity financing, which could be dilutive to our existing stockholders or reduce our earnings per share or other financial metrics. Even if we complete acquisitions, there are many factors that could affect whether such acquisition, including our acquisition of Spin, will be beneficial to our business, including, without limitation:

•payment of above-market prices for acquisitions and higher than anticipated acquisition costs;

•issuance of common stock as part of the transaction consideration, such as the issuance of shares of our Class A Common Stock, par value $0.0001 per share, as partial consideration for our acquisition of Spin, or a need to issue stock options or other equity-based compensation to newly-hired employees of target companies, resulting in dilution of ownership to our existing stockholders;
•reduced profitability if an acquisition is not accretive to our business over either the short-term or the long-term;
•difficulties in integrating any acquired companies, personnel, products and other assets into our existing business;
•delays in realizing the benefits of the acquired company, products or other assets;
•regulatory challenges and becoming subject to additional regulatory requirements;
•cybersecurity and compliance-related issues;
•diversion of our management’s time and attention from our operations and other business concerns;
•limited or no direct prior experience in new markets or countries we may enter as a result of such acquisitions;
•unanticipated issues dealing with unfamiliar suppliers, service providers or other collaborators of an acquired company;
•costs of integration that exceed those we anticipated in connection with an acquisition;
•write-downs or impairments of goodwill or other intangible assets associated with the acquired company;
•difficulties in retaining key employees of an acquired company who are necessary to manage the operations of an acquired business;
•negative impacts on our relationships with our existing employees, clients, customers, and/or collaborators;
•intellectual property and other litigation, other claims or liabilities in connection with the acquisition; and
•changes in the overall financial model as certain acquired companies may have a different revenue, gross profit margin or operating expense profile.

Further, our ability to benefit from the Spin acquisition and/or other future acquisitions or external strategic investments depends on our ability to successfully conduct due diligence, negotiate acceptable terms, evaluate prospective opportunities and bring the products and/or service offerings of acquired businesses to market at acceptable margins and operating expense levels.

In addition, we cannot be certain that the due diligence investigation that we conducted in connection with the Spin Acquisition or that we conduct with respect to any acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such an investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular acquisition, we may fail to uncover all material issues relating to such investment, including regarding controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

We also expect to continue to carry out internal strategic initiatives that we believe are necessary to grow our revenues and expand our business, both in the U.S. and abroad. Although we believe our investments in these initiatives continue to be in the long-term best interests of our company and our stockholders, there are no assurances that such initiatives will yield favorable results for us. Accordingly, if these initiatives are not successful, our business, financial condition and results of operations could be adversely affected.

If these risks materialize, our stock price could be materially adversely affected. Any difficulties in the integration of acquired businesses or unexpected penalties, liabilities or asset impairments in connection with such acquisitions or investments could have a material adverse effect on our business, financial condition and results of operations.

Claims against us or other liabilities we incur relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations, or may not agree with certain purchase price adjustments.

There may be liabilities we assume in any acquisition that we did not discover or underestimated in the course of performing our due diligence investigation. A seller will normally have purchase price adjustments or indemnification obligations to us under an acquisition or merger agreement, but these obligations will be subject to agreement between the parties, financial limitations, such as general deductibles and a cap, as well as time limitations. There can be no assurance that our right to purchase price payment adjustments or indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition.

We may issue additional stock to raise capital to fund our strategic business operations and/or restructure outstanding debt that would dilute substantially the voting power of our current stockholders.

In order to raise capital to fund our strategic business operations, we may issue additional shares of the Company’s stock that would dilute the voting power of our current stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 19, 2023, we issued an aggregate of 1,608,623 shares of our Class A Common Stock, par value $0.0001 per share, to the Seller, as partial consideration for our acquisition of Spin under the Spin Acquisition Agreement. The issuance was determined to be exempt from the registration requirements of Section 5 of the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated September 19, 2023, by and among Bird Global, Inc., Bird Rides, Inc., Skinny Labs, Inc., and Tier Mobility SE.	8-K	001-41019	2.1	09/29/2023
3.1	Amended and Restated Certificate of Incorporation of Bird Global, Inc.	S-8	333-260893	4.1	11/09/2021
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Bird Global, Inc., as filed with the Secretary of State of the State of Delaware on May 18, 2023.	8-K	001-41019	3.1	5/18/2023
3.3	Amended and Restated Bylaws of Bird Global, Inc.	10-Q	001-41019	3.2	11/15/2021
4.1	Senior Secured Promissory Note, dated September 19, 2023, issued by Bird Rides, Inc. to Tier Mobility SE.	8-K	001-41019	4.1	09/29/2023
4.2	Amended and Restated Loan Agreement, dated September 19, 2023, by and among Bird Rides, Inc., Bird Global, Inc., the persons from time to time party thereto as lenders, and MidCap Financial Trust.	8-K	001-41019	4.1	09/29/2023
4.3	Second Amendment to Note Purchase Agreement, dated September 19, 2023, by and among Bird Global, Inc., each of the purchasers signatory thereto, and U.S. Bank Trust Company, National Association.	8-K	001-41019	4.1	09/29/2023
10.1	Limited Recourse Guarantee and Security Agreement, dated September 19, 2023, by and among Skinny Labs, Inc. (d/b/a SPIN) and Bird Global, Inc., in favor of Tier Mobility SE.	8-K	001-41019	10.1	09/29/2023
10.2	Amended and Restated Pledge and Collateral Agreement, dated September 19, 2023, by and among Bird Rides, Inc., Bird Global, Inc., certain affiliates of the Company party thereto, and MidCap Financial Trust.	8-K	001-41019	10.2	09/29/2023
10.3	Amended and Restated Guarantee, dated September 19, 2023, made by Bird Global, Inc., Bird Rides, Inc., Bird US Holdco, LLC, Bird US Opco, LLC, Bird Treasury Holdco, LLC, Scoot Rides, Inc., Bird Rides Holdings (US), LLC, made in favor of MidCap Financial Trust and certain lenders and other secured parties named therein.	8-K	001-41019	10.3	09/29/2023
10.4	Amended and Restated Guarantee, dated as of September 19, 2023, by and among Bird Global, Inc., Bird Rides, Inc., Bird US Holdco, LLC, Bird US Opco, LLC, Bird Treasury Holdco, LLC, Scoot Rides, Inc., and Bird Rides Holding (US), LLC, made in favor of U.S. Bank Trust Company, National Association, and the Purchasers.	8-K	001-41019	10.4	09/29/2023
10.5	Amended and Restated Pledge and Collateral Agreement, dated September 19, by and among Bird Global, Inc., Bird Rides, Inc., certain affiliates of the Company, and U.S. Bank Trust Company, National Association.	8-K	001-41019	10.5	09/29/2023
10.6	Amended and Restated Subordination and Intercreditor Agreement, dated September 19, 2023, by and among the several purchasers from time to time thereto, U.S. Bank Trust Company, National Association, and MidCap Financial Trust.	8-K	001-41019	10.6	09/29/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIRD GLOBAL, INC.

Date: November 14, 2023	By:	/s/ Michael Washinushi
Michael Washinushi
Interim Chief Executive Officer
(Interim Principal Executive Officer)

Date: November 14, 2023	By:	/s/ H. Joseph Prodan
H. Joseph Prodan
Chief Financial Officer
(Principal Financial Officer)